Form 10-Q
period 1999-12-31
TRUETIME INC
filed 2000-02-14
CIK 1097984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM       TO
                                                 -----    -----

                        COMMISSION FILE NUMBER 000-28473

                                 TRUETIME, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE
       (STATE OR OTHER                               94-3343279
       JURISDICTION OF                            (I.R.S. EMPLOYER
       INCORPORATION OR                          IDENTIFICATION NO.)
        ORGANIZATION)

                                 2835 DUKE COURT

                          SANTA ROSA, CALIFORNIA 95407

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (707) 528-1230

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         There were 5,950,000 shares of the Registrant's Common Stock outstanding as of the close of business on February 11, 2000.

================================================================================

                                 TRUETIME, INC.



PART I.  FINANCIAL INFORMATION                                          PAGE
                                                                       NUMBER
                                                                       -------
   Item 1.  Financial Statements and Notes                                 3

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           10

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk    16

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                             17

   Item 2.  Changes in Securities and Use of Proceeds                     17

   Item 3.  Defaults upon Senior Securities                               17

   Item 4.  Submission of Matters to a Vote of Security Holders           17

   Item 5.  Other Information                                             17

   Item 6.  Exhibits and Reports on Form 8-K                              18

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS AND NOTES

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
TrueTime, Inc.

We have reviewed the accompanying balance sheet of TrueTime, Inc. as of December 31, 1999, and the related statement of operations, of stockholders' equity and of cash flows for the three months ended December 31, 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the aforementioned financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of September 30, 1999, and the related statements of operations, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein) and, in our report dated November 2, 1999, except for footnote 8, as to which the date is December 1, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP


                                       3
San Francisco, California
February 10, 2000

                                 TrueTime, Inc.
                                 BALANCE SHEETS
                                 (in thousands)


                                                                                        September 30,  December 31,
                                                                                           1999           1999
                                                                                                      (unaudited)
ASSETS
          Current assets:

                             Cash and cash equivalents ..............................   $    3,539    $   10,291
                             Receivable from OYO Corporation U.S.A. .................          433           409
                             Accounts receivable
                               Trade ................................................        4,281         4,221
                               Less allowance .......................................          (10)          (25)
                               Other accounts receivable ............................           43
                             Deferred income tax ....................................          173           190
                             Inventories ............................................        5,065         5,660
                             Prepaid expenses and other assets ......................           24           289
                                                                                        ----------    ----------

                               Total current assets .................................       13,547        21,036

          Property and equipment, net ...............................................        1,128         1,472
          Goodwill, net of accumulated amortization of $215 and $221 ................          817           810
                                                                                        ----------    ----------

                               Total assets .........................................   $   15,491    $   23,317
                                                                                        ==========    ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
          Current liabilities:
                             Trade accounts payable .................................   $      767    $    2,081
                             Accrued expenses .......................................        1,971         1,424

                               Total current liabilities ............................        2,738         3,505
                                                                                        ----------    ----------

          Commitments and contingencies

          Stockholder's equity:
                             Preferred stock, $.01 par value, 1,000,000 shares
                             authorized, no shares issued and outstanding ...........         --            --
                             Common stock, $.01 par value, 20,000,000
                             authorized; 4,000,000 and 5,500,000 shares issued
                             and outstanding, respectively ..........................           40            55
                             Additional paid-in capital .............................        4,690        11,239
                             Additional paid-in capital - Warrants and options ......            0            43
                             Retained earnings ......................................        8,023         8,475
                                                                                        ----------    ----------

                               Total stockholder's equity ...........................       12,753        19,812
                                                                                        ----------    ----------

                               Total liabilities and stockholder's equity ...........   $   15,491    $   23,317
                                                                                        ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                                 TrueTime, Inc.
                            STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)


                                                          Three months ended       Three months ended
                                                           December 31, 1998        December 31, 1999
Sales .................................................   $       3,304              $       5,556

Cost of Sales .........................................           1,733                      2,582
                                                          -------------              -------------

Gross Profit ..........................................           1,571                      2,975

Operating Expenses
                        Sales, General and
                        Administrative ................             843                      1,539
                        Research & Development ........             559                        777
                                                          -------------              -------------
                           Total operating expenses ...           1,402                      2,316
                                                          -------------              -------------

Income from Operations ................................             169                        658

Interest Income .......................................              71                        108

Other Income (Expense) ................................             (12)                         0
                                                          -------------              -------------

Income before taxes ...................................             228                        767

Income taxes ..........................................              92                        314
                                                          -------------              -------------

Net Income ............................................   $         136              $         452
                                                          =============              =============


Weighted average shares outstanding - Basic ...........       4,000,000                  4,228,261

Weighted average shares outstanding - Diluted .........       4,000,000                  4,301,523

Basic Earnings Per Share ..............................   $       0.034              $       0.107

Diluted Earnings Per Share ............................   $       0.034              $       0.105


    The accompanying notes are an integral part of the financial statements.

                                 TrueTime, Inc.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)
                                   (unaudited)


                                                                                    Additional
                                                                 Common Stock        Paid-In     Retained
                                                               -----------------     Capital     Earnings       Total
                                                               Shares     Amount

Stockholders' equity as of October 1, 1999 .............     4,000,000   $      40   $   4,690   $   8,023   $   12,753
Issuance of common stock ...............................     1,500,000          15       6,549               $    6,564
Issuance of warrants and options .......................                                    43                       43
Issuance of options and warrants to underwriters .......            --          --          --          --           --
Net income .............................................                                               452          452
                                                          ------------   ---------   ---------   ---------   ----------
Stockholders' equity as of December 31, 1999 ..........      5,500,000   $      55   $  11,282   $   8,475   $   19,812
                                                          ============   =========   =========   =========   ==========

    The accompanying notes are an integral part of the financial statements.

                                 TrueTime, Inc.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                         Three months    Three months
                                                                                        ended December  ended December
                                                                                           31, 1998       31, 1999
Cash flows from operating activities:
                    Net income ......................................................   $       135    $       452
                    Adjustments to reconcile net income to net cash
                    provided by operating activities
                                 Deferred income taxes ..............................            57            (17)
                                 Depreciation and amortization ......................            82            104
                                 Compensation expense related to options
                                 granted ............................................             0             43
                                 Effects of changes in  operating  assets and
                                 liabilities
                                             Receivables ............................           982            118
                                             Inventories ............................            26           (595)
                                             Prepaid expenses and other
                                             current assets .........................           (42)          (265)
                                             Trade accounts payable .................           (42)         1,314
                                             Accrued expenses .......................          (552)          (547)
                                                                                        -----------    -----------

                      Net cash provided by operating activities .....................           646            606

Cash flows from investing activities:
                    Decrease  (increase) in receivable  from OYO  Corporation
                    U.S.A. ..........................................................          (232)            23
                    Capital expenditures ............................................           (50)          (441)
                                                                                        -----------    -----------

                      Net cash used in investing activities .........................          (282)          (418)

Cash flows from financing activities
                Proceeds of Initial Public Offering
                    Common stock, $.01 par value, 1,500,000 shares ..................             0             15
                    Additional paid in capital, net of commissions ..................             0          6,960
                    Costs of Offering ...............................................             0           (411)
                                                                                        -----------    -----------

                      Net cash provided by financing activities .....................             0          6,564
                                                                                        -----------    -----------

Increase in cash and cash equivalents ...............................................           364          6,752

Cash and cash equivalents, beginning of period ......................................            38          3,539
                                                                                        -----------    -----------

Cash and cash equivalents, end of period ............................................   $       402    $    10,291
                                                                                        ===========    ===========

    The accompanying notes are an integral part of the financial statements.

TRUETIME, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

The balance sheet of TrueTime, Inc. at September 30, 1999 has been derived from the Company's audited financial statements at that date. The balance sheet at December 31, 1999, the statement of operations, the statement of shareholders' equity and the statement of cash flows for the three months ended December 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows have been made. The results of operations for the three months ended December 31, 1999 and 1998 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Prospectus dated December 16, 1999.

2.       EARNINGS PER COMMON SHARE

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share:

                                 TrueTime, Inc.
                            EARNINGS PER COMMON SHARE



                                                          Three months ended    Three months ended
                                                           December 31, 1998     December 31, 1999
Net earnings available to common stockholders
(in thousands) ........................................           $      136            $      452
                                                                  ==========            ==========
Weighted average common shares outstanding ............            4,000,000             4,228,261
Weighted average common share equivalents
Outstanding ...........................................                    0                73,262
                                                                  ----------            ----------
Weighted average common shares and common share
equivalents outstanding ...............................            4,000,000             4,301,523
                                                                  ==========            ==========
Basic earnings per common share .......................           $     0.03            $     0.11
                                                                  ==========            ==========
Diluted earnings per common share .....................           $     0.03            $     0.11
                                                                  ==========            ==========

3.       INVENTORIES

Inventories consisted of the following (in thousands)


                        September 30, 1999      December 31, 1999
Finished goods                  $      948             $    1,085
Work in process                      1,376                  1,567
Raw material                         2,741                  3,008
                                ----------             ----------
                                $    5,065             $    5,660
                                ==========             ==========

4.       INITIAL PUBLIC OFFERING

On November 1, 1999, the Company was reincorporated in Delaware with 4,000,000 shares of common stock outstanding. On December 16, 1999, the Company completed its Initial Public Offering (the "IPO") in which the Company sold 1,500,000 shares of common stock at $5.00 per share and the Company's owner, OYO Corporation U.S.A. sold 1,500,000 shares of common stock at $5.00 per share. The Company received $6,564,118 after commissions of $525,000 and expenses of $410,882. See PART II: OTHER INFORMATION, ITEM 2. Changes in Securities and Use of Proceeds.

5.       SUBSEQUENT EVENT

On January 6, 2000, the Company's underwriters exercised their overallotment option and purchased an additional 450,000 shares of the Company's common stock at $5.00 per share. The Company received $2,250,000 in gross proceeds from this exercise. The proceeds from this exercise and the dilution in earnings per share will be reflected in future financial statements.

6.       STOCK OPTIONS

The Company's employees participate in the TrueTime, Inc. Key Employee Stock Option Plan (the "Employee Plan") and the non-employee directors and consultants participate in the TrueTime, Inc. 1999 Non-Employee Director Plan (the "Director Plan"). The Employee Plan covers substantially all eligible employees in the United States.

The Employee Plan is administered by a committee of no fewer than two persons appointed by the board. Under the Employee Plan, options to purchase common stock and restricted stock awards up to an aggregate of 1,500,000 shares of common stock may be granted by the committee. Under the Director Plan, options to purchase common stock and restricted stock awards up to an aggregate of 150,000 shares of common stock may be granted.

In connection with its IPO, the Company granted the underwriters a 30-day option to purchase up to 450,000 additional shares at $5.00 per share to cover over-allotments. Such option was exercised and the 450,000 additional shares were issued on January 6, 2000. As additional underwriting compensation, the Company issued to C.E. Unterberg, Towbin warrants to purchase up to 200,000 shares of common stock at an initial exercise price for each share of $5.50.

A summary of activity with respect to stock options and warrants is as follows:


                                                                 Weighted
                                                                  Average
                                                                 Exercise
                                                      Shares        Price
                                                   ---------   ------------
          Outstanding at October 1, 1999                --             --
             Granted                               1,460,000   $       5.07
             Exercised                                  --             --
             Forfeited                                  --             --
          Outstanding at December 31, 1999         1,460,000   $       5.07


The following table summarizes information about stock options and warrants outstanding and exercisable at December 31, 1999:


                                   Options Outstanding                 Options Exercisable
                                   -------------------                 -------------------
                                            Weighted
                                             Average      Weighted                      Weighted
                                           Remaining       Average                       Average
                                                Term      Exercise                      Exercise
   Exercise Price             Shares      (in years)         Price        Shares           Price
   --------------          ---------      ----------      --------        ------        --------
   $5.00 - $5.50           1,460,000            6.08         $5.07        60,000           $5.00

The Company accounts for these options and warrants in accordance with Statement of Financial Accounting Standards (FAS) Number 123, Accounting for Stock Based Compensation. As permitted by FAS 123, the Company has chosen has to apply APB Opinion Number 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Employee Plan. Accordingly, no compensation cost has been recognized for options granted under this plan.

7.   INCOME TAXES

Prior to the offering, the Company joined in the consolidated U.S. income tax return of its parent, OYO Corporation U.S.A. which included all wholly owned U.S. subsidiaries of OYO Corporation (Japan) and in the consolidated California state income tax return, which included all subsidiaries that are included in the consolidated U.S. income tax return. Federal and state income taxes were provided by the Company as if it filed separate income tax returns.

After the Offering, the Company will be filing independent U.S. income tax and California income tax returns.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations of TrueTime, Inc. should be read in conjunction with the Financial Statements and Notes related thereto included elsewhere in this Form 10-Q.

GENERAL

         TrueTime designs, develops, manufactures and markets precision time and precision frequency products that are essential components used in telecommunications, computer networking, e-commerce, aerospace and various other commercial markets. Our products use a variety of external timing references, including most importantly the Global Positioning System, or GPS, together with advanced electronic circuitry and software to provide high quality signals and precise time. We offer a wide variety of products, which can be divided into the following broad categories:

         o precise time and frequency products

         o computer plug-in cards with precise timing capabilities

         o computer network time servers

         o time code products

         o time displays

Our products, incorporated as components in complex systems, allow customers to

         o improve clarity and quality of voice, video and data in wireline, wireless and satellite communications,

         o authenticate the time of stock market and other e-commerce transactions,

         o monitor and control the frequency of electric utility power grids to prevent power black-outs and quickly locate power line faults,

         o transmit television signals at designated frequencies to meet regulatory requirements,

         o meet requirements for secure communications, particularly in national defense and security contexts, and

         o time high resolution data collected in military ranges and in space launches with a high degree of accuracy.

         During the past decade, we have strived to produce state-of-the-art precise time and frequency technology. We have developed and implemented five generations of precision time products based on Global Positioning System, or GPS, technology through the use of our significant technology resources in the areas of GPS, frequency control, real-time operating systems and computer networking. Our increased investments in research and development have allowed us to develop a new platform -- a combination of new hardware and software -- for many products, decrease time to market for new products and improve product quality and robustness. Our new platform also provides a means through which TrueTime can enter new markets. Advanced technologies also offer opportunities to reduce manufacturing costs and support expenses by increasing volumes of common products.

RESULTS OF OPERATIONS

         The following table sets forth for three months ended December 31, 1999 and 1998, the percentage of income statement items to total sales:


                                                                   Three Months Ended
                                                                       December 31,
                                                                   1999          1998
Sales ....................................................        100.0%        100.0%
Cost of sales ............................................         46.5          52.5
Gross profit .............................................         53.5          47.5
Operating expenses:
    Selling, general and administrative ..................         27.7          25.5
    Research and development .............................         14.0          16.9
        Total operating expenses .........................         41.7          42.4
Income from operations ...................................         11.8           5.1
Interest and other income, net ...........................          2.0           1.8
Income before income taxes ...............................         13.8           6.9
Provision for income taxes ...............................          5.7           2.8
Net income ...............................................          8.1%          4.1%

Three Months Ended December 31, 1999 compared to Three Months Ended December 31, 1998

         Sales. Sales for the quarter ended December 31, 1999 were $5.6 million, an increase of $2.3 million, or 68.2%, from $3.3 million for the quarter ended December 31, 1998. This increase in sales is attributed to the large amount of existing orders ($4.5 million) which was carried into the fiscal year 2000, reflecting the fact that shipments and, therefore, revenue recognized are not linear on a quarterly basis for our business. In particular, a large U.S. government communications order increased the sales in the fourth fiscal quarter of fiscal 1999 and helped increase the outstanding orders as of September 30, 1999. The long procurement cycles for government and institutional orders and the ordering and approval processes for government orders continue to produce irregular order patterns including the high level of orders in the fourth quarter of fiscal 1999.

         Cost of Sales. Cost of sales for the quarter ended December 31, 1999 was $2.6 million, an increase of $0.9 million, or 49.0%, from $1.7 million for the quarter ended December 31, 1998. Cost of sales decreased as a percentage of total sales to 46.5% in the quarter ended December 31, 1999 from 52.5% in the quarter ended December 31, 1998. Such percentage decrease is the result of the efficiencies of the increased sales volumes which enabled the company to obtain cost of sales closer to its long-term averages.

         Operating Expenses. Operating expenses for the quarter ended December 31, 1999 were $2.3 million, an increase of $0.9 million, or 65.2%, from $1.4 million for the quarter ended December 31, 1998. Operating costs decreased as a percentage of total sales to 41.7% in the quarter ended December 31, 1999 from 42.4% in the quarter ended December 31, 1998. Such percentage decrease is the result of the sales volumes which increased faster than the operating expenses increased.

         Interest and Other Income. Interest and Other Income for the quarter ended December 31, 1999 were $108,000, an increase of $49,000, or 83.0% from $59,000 for the quarter ended December 31, 1998. Interest and Other Income increased as a percentage of total sales to 2.0% in the quarter ended December 31, 1999 from 1.8% in the quarter ended December 31, 1998. Such percentage increase is the result of increased interest income from increased cash deposits as a result of the IPO proceeds.

         Income Taxes. Income taxes for the quarter ended December 31, 1999 were 40.9% of income before tax compared to 40.4% of income before tax for the quarter ended December 31, 1998. Income taxes include federal and state income taxes and are included on an estimated basis. Our effective income tax rate differs from the statutory federal rate of 34% primarily as a result of the effect of state income taxes.

LIQUIDITY AND SOURCES OF CAPITAL

         TrueTime completed its initial public offering (the "Offering") of its common stock on December 22, 1999. As of December 31, 1999, the gross proceeds to TrueTime were $7,500,000; $6,975,000 after commissions; and $6,564,000 after commissions and expenses. Proceeds from the sale of the over-allotment option in January 2000 is not included.

         Net cash flow excluding the proceeds from the Offering resulted in a increase in cash of $188,000. Operating activities produced cash flow of $606,000. Cash was produced primarily by net income of $452,000, increases in accounts payable of $1,314,000, decreases in accounts receivable of $118,000, and increases in accrued income taxes payable of $314,000. Cash was used primarily by increased inventories of $595,000, increased prepaid expenses of $265,000, and reduced other accrued expenses including bonuses and accrued payroll expenses of $861,000.

         Investing activities used cash in the amount of $418,000. This was mostly spent on capital expenditures of $441,000.

SUBSEQUENT EVENT

         On January 6, 2000, TrueTime's underwriters exercised their overallotment option and purchased an additional 450,000 shares of the Company's common stock at $5.00 per share. Gross proceeds to TrueTime were $2,250,000 and $2,092,500 after commissions.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and is not expected to have a material impact on the Company's financial statements.

YEAR 2000 READINESS

         At the transition between December 31, 1999 and January 1, 2000, there were concerns that certain computers and information technology equipment might not continue to work properly. In particular, there were concerns that programs and data using six-digit dates such as 12/31/99, which should convert to 01/01/00, would fail to do so or would fail to properly process data thereafter. Similar problems were suspected at the GPS Week Number Roll-Over
(WNRO) which occurred August 21, 1999 when the GPS week counter rolled over from 1024 to 0000 as it was designed to do, and on September 9, 1999 which was a common program test date. February 29, 2000, which is an unusual leap day, is also of some concern. Most century years such as 1800, 1900 and 2100 do not have leap days. These groups of problems are known collectively as Y2K. Three of these dates have already occurred without significant effects to the company.

         GPS WNRO. No significant problems were found with the GPS WNRO. A small number of customers who had older TrueTime products and had not checked their equipment did later report their products failed to report the proper date and have contacted TrueTime to have their products updated. There were no claims against us and the cost of servicing the customers was not material.

         9/9/99 Test Date. No problems have been reported related to the 9/9/99 test date.

         Y2K Rollover. A small number of customers with older equipment who had not checked their equipment and some time code equipment reported that their equipment did not have the correct date as of January 1, 2000. These customers have contacted TrueTime to have their equipment updated. There were no claims against us and the cost of servicing the customers was not material.

         2/29/2000 Leap Day. We do not anticipate any serious problems on February 29, 2000.

         State of Readiness. We have completed extensive efforts related to operations and products for Y2K.

         Products. Our Y2K product effort has included the purchase of a GPS simulator, the staffing of dedicated test program, testing of new and old products, notification on the Internet of the status of each of our products, and the modification and upgrade of products as appropriate. In some cases, we provide modifications and upgrades at no charge. In other cases, a modest charge for the modifications and upgrades is made to the customer. We have been conducting our Y2K product program since November 1997 and believe all significant products have been tested and the results have been reported. Modifications and upgrades to old products will continue into the fiscal year 2000 as customers request their units be adjusted.

         Product Costs. We have spent approximately $200,000 in each of fiscal years 1998 and 1999 on our Y2K product efforts. We estimate that we will spend $200,000 in fiscal year 2000 on our Y2K product efforts. Such costs are accounted for in the selling, general and administrative costs.

         Insurance. We have reviewed our guarantee and warranty provisions and determined that our exposure is limited to the original purchase prices of equipment bought by our customers. We have specifically declined to indemnify, hold harmless or be responsible for consequential damages when requested by customers. We have evaluated our liability insurance and determined that Y2K liability is explicitly excluded from insurance coverage and cannot be reasonably added to our insurance coverages.

         Operations. Our Y2K operations efforts have included supplier assessments, internal information technology (or IT) assessments and modifications and upgrades, IT vendor assessments and internal systems assessments.

         We have surveyed key suppliers and have received assurances that we will continue to receive our uninterrupted supplies of goods and services.

         We have, or have had, evaluated our internal information systems, including network hardware and software and user hardware and software. Numerous components were found to be non-Y2K compliant. We have purchased and installed upgrades, modifications and replacements. A small number of non-critical workstations were planned for replacement. The hardware has been purchased and the installation is now complete.

         IT vendors such as our value added reseller that provides electronic data interchange services, its Internet service provider and payroll processing provider have been surveyed and assure us that we will continue to receive uninterrupted services.

         Internal systems including heating, ventilation and air conditioning, alarm systems and process controls have been evaluated and found not to have Y2K problems. The compliance of test equipment was completely evaluated during October 1999.

         We maintain a disaster recovery program, including tape back-up on IT systems and other measures, that is applicable to any Y2K problems or other disaster. We believe the program is adequate to prevent unrecoverable losses from any disaster.

         Operations Costs. We estimate we have spent about $100,000 in the fiscal year 1998 and $200,000 in the fiscal year 1999 on our Y2K operations efforts. We estimate that we will spend less than $100,000 in the fiscal year 2000 on our Y2K operations efforts. The costs of our Y2K operations efforts are accounted for in selling, general and administrative costs.

         International Risks. We have about 15% of our installed base in international locations and receive approximately 5% of our materials directly from international locations. From our evaluations, the risks in the international locations are similar to those in domestic locations because our customers in these areas have up-to-date equipment and we do not have many international vendors.

         Risks. Should we not fully complete our efforts related to operations and products, the results could include disruptions in business, lost revenue, increased operating costs, loss of customers and other business interruptions, any of which could have a material adverse effect on our business, financial condition and results of operations.

         The foregoing statements of this subsection are intended to be and are hereby designated "Year 2000 Readiness Disclosure" statements within the meaning of the Year 2000 Information and Readiness Disclosure Act.

FORWARD LOOKING STATEMENTS

         This Form 10-Q includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included herein, including statements regarding potential future products and markets, the Company's future financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. We can give no assurance that such expectations will prove to have been correct, and actual results may differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed below and in the Company's Registration Statement on Form S-1 (Reg. No. 333-90269), as amended, filed with the Securities and Exchange Commission under the heading "Risk Factors" and elsewhere. Further, all written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

Our business will suffer if we are unable to keep up with rapid technological change and product obsolescence.

         If we fail to maintain our technological leadership and good reputation with our customers in the areas of GPS, real-time operating systems and network technologies, the value of your investment will decrease. The markets for timing and frequency products are characterized by continual and rapid technological developments that have resulted in, and will likely continue to result in, substantial improvements in product function and performance. Our success will depend on our ability to anticipate changes in technology and industry requirements and to respond to technological developments on a timely basis, either internally or through strategic alliances.

         We will likely be constantly threatened by current competitors or new market entrants who may develop new technologies or products or establish new standards that could render our products obsolete and unmarketable. Thus, we can offer no assurances that we will be successful in developing and marketing, on a timely and cost effective basis, product enhancements or new products that respond to technological developments, that are accepted in the marketplace or that comply with industry standards.

We rely on a limited number of suppliers for certain critical components, and we use a single supplier for virtually all of one of our GPS-based components, making us subject to supply and quality control problems.

         Most of our products incorporate certain components or technology supplied in part by third parties. From time to time, we experience delays and disruptions in our supply chain, including some such disruptions in recent periods. To date, these delays and disruptions have not materially adversely affected our business. Wherever possible, we try to develop multiple sources of supply, but we do not always succeed. To the extent that we experience significant supply or quality control problems with our vendors, these problems can cause us to have difficulty in controlling our quality and can have a significant adverse effect on our ability to meet future production and delivery commitments to our customers.

         Currently, Trimble Navigation Limited provides virtually all of a key component for our GPS-based products. In addition, we believe that Trimble has begun competing in markets similar to our own. While we have attempted to address this single-supplier risk by entering into purchase agreements with Trimble that will secure our supply of the components for the next year or so, by attempting to establish alternative supply arrangements and by taking steps to develop our own proprietary products in this area, there can be no assurances that we will be able to obtain adequate supplies of this component in the future. If we are unable to obtain adequate supplies of this component for any reason, we will likely experience delays or reductions in production and increased expenses while we redesign our GPS-based products or accelerate the introduction of new GPS-based products that do not use this component. Our operations will be negatively affected if we experience inadequate supplies of any key components.

Our trade secrets, trademarks and patents may not be adequate or enforceable and others may use our proprietary technology.

         Historically, we have not filed patents to protect our intellectual property. While we hope our intellectual property is adequately protected by our confidential trade-secret protection plans and programs, we cannot be sure that our competitors will be prevented from gaining access to our proprietary and confidential technologies. Furthermore, although we have applied for a patent related to a computer network timing product, we can offer no assurances that a patent will be issued for this patent application or other future applications and, if issued, that any patents will be enforceable. If the protection of our intellectual property proves to be inadequate or unenforceable, others may use our proprietary developments without compensation to us and in competition against us, giving cost advantages to our competitors.

We face the risk of litigation alleging our infringement of other people's intellectual property rights.

         We do not know of any instances where our products violate the intellectual property rights of others or inappropriately use their technology. However, technology-based companies are often very litigious. Therefore, we face the risk of adverse claims and litigation alleging infringement of other people's intellectual property rights. These claims could result in costly litigation and divert management's attention from other matters. Alternatively, these claims could practically require us to obtain licenses in order to use, manufacture and sell certain of our products, regardless of the merits of the infringement claims, in order to maintain business levels or we could otherwise be excluded from participation in certain markets. We cannot be certain that any necessary licenses will be available or that, if available, they can be obtained on reasonable terms acceptable to us.

Our competitors may use their greater resources and broader product offerings to increase competition and reduce our sales and profitability.

         Many of our existing and potential competitors have substantially greater marketing, financial and technical resources than we have. In addition, some of our competitors have broader product offerings and manufacture internally certain critical components of time and frequency products. Currently, we do not have a complete offering of precise time and frequency products nor do we manufacture internally certain critical components, placing us at a disadvantage to some of our competitors. In addition, we believe that some of our competitors have obtained and maintained business that loses money - "loss leading" - in order to maintain a competitive advantage with regard to specific customers or products. If our competitors were to use such tactics in the future, we would be unable to maintain our market position without incurring a negative impact on our profitability.

         The race for a leading position in new technological advances is always very competitive. Advances in technology may reduce the cost for potential competitors to gain market entry, particularly for less expensive time and frequency products. We cannot assure you that sales of our products will continue at current volumes or prices in any event, but especially if our current competitors or new market entrants introduce new products with better features, better performance or lower prices or having other characteristics that are more attractive than our own. Competitive pressures or other factors also may result in significant price competition that could have a material adverse effect on our results of operations.

Our industry may not grow as forecasted and our revenues and operating results may be diminished.

         Our future successful performance is inextricably tied to the growth of our industry. Even if our industry grows as forecast, there can be no assurance that we will be able to grow consistently with our industry.

Our relationships with our sales representatives could be impaired and cause us to lose orders.

         More than 80% of our orders come through our 26 domestic and worldwide sales representative organizations. Many of these representatives act as relationship brokers and the loss of any key representatives could have a negative effect on our sales.

We may be unable to attract and retain key employees, delaying product development and manufacturing.

         Our success depends upon attracting and retaining highly skilled professionals. A number of our employees are highly skilled engineers and other technical professionals, and our failure to continue to attract and retain such individuals could adversely affect our ability to compete in the industry. In addition, our success will depend to a significant extent upon the abilities and efforts of several members of our senior management.

Because many of our key customers are units of the U.S. government and entities that are dependent upon U.S. government funding for purchases, decreased government spending could adversely affect our business.

         Our defense, military and aerospace based business depends largely on U.S. government expenditures, whether directly with us or indirectly with our customers who contract with the U.S. government. In recent years, units of the U.S. government have collectively accounted for approximately 21% to 28% of our annual revenues. There can be no assurances as to whether future governmental spending will adequately support our business in those areas, and substantial decreases in government spending or loss of U.S. governmental customers could materially and adversely affect our operations.

Our marked is segmented into a limited number of customer groups, the loss or change of which could significantly decrease our sales.

         While we sell our products to a large number of individual customers, the number of customer groups is limited. These groups include telecommunications, computer networking, aerospace, military, satellite, U.S. government and power utility customers. The loss, or changes in the purchasing behavior, of one or more of these groups of customers could cause a material decrease in the sale of our products.

The failure of GPS and other time and frequency references would cause our products to fail to perform to specification.

         The time and frequency products that we manufacture rely upon the availability of highly accurate timing refernces, primarily GPS operated by the U.S. Department of Defense, and to a lesser degree, other timing references operated by the U.S. National Institute of Science and Technology and other outside signal sources. The failure of these timing references, particularly GPS, would create many problems for our products and our customers and seriously disrupt the sale of our products.

Our products could fail to perform according to specification or prove to be unreliable, causing damage to our customer relationships and industry reputation and resulting in loss of sales.

         Our customers require demanding specifications for product performance and reliability. Because our precision time and frequency products are complex and often use state-of-the-art components, processes and techniques, undetected errors and design flaws may occur. Product defects result in higher product service and warranty and replacement costs and may cause serious damage to our customer relationships and industry reputation, all of which will negatively impact our sales and business.

If we are unable to expand our production capacity to maintain competitive delivery times, we will likely lose customers.

         Our production capacity and ability to fill orders for our customers on a timely basis is limited by our equipment, the size of our production facilities, the ability of our suppliers to meet our needs and our human resources. These resources in turn are limited by the availability of capital and the time required to increase capacity, particularly to construct additional facilities and to hire and train employees. We cannot assure you that we will have sufficient capital and resources to expand our production capacity and to maintain delivery times which our customers consider appropriate. Further, an increase in our delivery times may result in loss of customers.

Our results of operations will be adversely affected if we do not have enough demand for our products to justify our increased capacity.

         To meet our goals for future growth, we plan to move into new, larger manufacturing and office facilities in fiscal 2000, using a portion of our working capital to build out and equip the new facilities. The additional manufacturing capacity provided by the new facilities and equipment will allow us to more than double our output given sufficient market demand. However, after increasing our production capacity, we may find that demand for our products does not remain sufficiently high for us to realize a satisfactory return on the capital we have spent to increase capacity.

Fluctuations in quarterly performance can result in increases in our inventory and related carrying costs, can diminish our operating results and cash flow and can result in a lower TrueTime stock price.

         Historically, the rate of incoming orders for our products has varied substantially from quarter to quarter. In past fiscal years, our highest sales quarter has been as much as 250% of our lowest sales quarter. This quarter to quarter variation is not seasonal or predictable. We attempt to accurately forecast orders for our products and commence purchasing and manufacturing prior to the receipt of such orders. However, it is highly unlikely that we will consistently accurately forecast the timing and rate of orders. This aspect of our business makes our planning inexact and, in turn, affects our shipments, costs, inventories, operating results and cash flow for any given quarter. In addition, our quarterly operating results are affected by competitive pricing, announcements regarding new product developments and cyclical conditions in the industry. Accordingly, we may experience wide quarterly fluctuations in our operating performance and profitability, which may adversely affect our stock price even if our year to year performance is more stable, which it also may not be. In addition, many of our products require significant manufacturing time, making it difficult to increase production on short notice. If we are unable to satisfy unexpected customer orders, our business and customer relationships could suffer.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We will be exposed to market risks related to changes in interest rates in the future. Proceeds from our initial public offering are invested in short term financial instruments, the value of which is subject to interest rate risk and could fall if interest rates rise. Additionally, while we have no plans for future borrowings, any future borrowings will likely have a variable rate component that will fluctuate as interest rates change. If market interest rates were to increase immediately and uniformly by 10%, there would not be a material effect on the results of operations or on our balance sheet because we currently have no debt.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         From time to time the Company is a party to legal proceedings arising in the ordinary course of business. The Company is not currently a party to any litigation that it believes could have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (d) The Company commenced an initial public offering (the "Offering") of its common stock, par value $.01 per share ("Common Stock") on December 16, 1999 pursuant to a Registration Statement on Form S-1 (Registration No. 333-90269) (the "Registration Statement"), which was declared effective by the Securities and Exchange Commission on December 16, 1999. The Offering was terminated upon the sale of all of the securities covered by the Registration Statement. The managing underwriters in the Offering were C.E. Unterberg, Towbin, Cruttenden Roth Incorporated and Pennsylvania Merchant Group. In the Offering, an aggregate of 3,450,000 shares of Common Stock were registered, 1,950,000 for the account of the Company and 1,500,000 for the account of OYO Corporation U.S.A. ("OYO"). All of the securities registered in the Offering have been sold at an initial public offering price of $5.00 per share for gross proceeds to the Company of $9,750,000 and gross proceeds of $7,500,000 to OYO. From the effective date of the Registration Statement through December 31, 1999, the Company incurred approximately $935,882 in expenses in connection with the issuance and distribution of the securities registered in the Offering, including approximately $229,251 paid to Fulbright & Jaworski L.L.P., counsel to the Company, and approximately $525,000 paid to C.E. Unterberg, Towbin. In addition, during the three months ended December 31, 1999, the Company paid Fulbright & Jaworski L.L.P. approximately $3,682 for services not related to the Offering. Mr. Charles H. Still, a partner of Fulbright & Jaworski L.L.P., and Mr. A. Robert Towbin, the Co-Chairman of C.E. Unterberg, Towbin, are each a director of the Company.

$7,500,000 in gross proceeds of the Offering was received by the Company as of December 31, 1999. The approximate expenses of the Offering to the Company as of December 31, 1999 are as follows:


          Underwriting discounts and commissions          $  525,000
          Finders' fees                                            0
          Expenses paid to or for underwriters                     0
          Other expenses                                     410,882
                                                          ----------
                   Total expenses to the Company          $  935,882
                                                          ----------
          Net Offering proceeds to the Company            $6,564,118
                                                          ----------


         An additional $2,250,000 in gross proceeds of the Offering was received in January 2000.

         From the effective date of the Registration Statement through December 31, 1999, the Company invested the net proceeds of the Offering in short-term money market investments. Future uses of the proceeds include expansion of capacity and funding working capital requirements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.  OTHER INFORMATION.

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      The following exhibits are filed with this Quarterly Report.


              Exhibit Number       Description
              --------------       -----------
                  10.1             TrueTime, Inc. 1999 Non-Employee Director
                                   Plan, as amended as of December 16, 1999
                  11.1             Statement re Computation of Earnings per
                                   Share
                  27.1             Financial Data Schedule


    (b) Reports on Form 8-K.

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                TRUETIME, INC.



                                By: /s/ ELIZABETH A. WITHERS
                                   -------------------------------------
                                   Elizabeth A. Withers
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



                                By: /s/ MICHAEL P. VON DER PORTEN
                                   -------------------------------------
                                   Michael P. Von der Porten
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Date: February 14, 2000

                                  EXHIBIT INDEX



Exhibit Number      Description
--------------      -----------
  10.1            TrueTime, Inc. 1999 Non-Employee Director Plan, as amended as of December 16, 1999
  11.1            Statement re Computation of Earnings per Share
  27.1            Financial Data Schedule