Form 10-Q
period 2000-03-31
TRUETIME INC
filed 2000-05-15
CIK 1097984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         There were 5,950,000 shares of the Registrant's Common Stock outstanding as of the close of business on May 10, 2000.

================================================================================

                                 TRUETIME, INC.


                                                                                                         PAGE
                                                                                                         NUMBER
                                                                                                         ------

PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements and Notes                                                                  3

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          10

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     16

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                              16

   Item 2.  Changes in Securities and Use of Proceeds                                                      16

   Item 3.  Defaults Upon Senior Securities                                                                17

   Item 4.  Submission of Matters to a Vote of Security Holders                                            17

   Item 5.  Other Information                                                                              17

   Item 6.  Exhibits and Reports on Form 8-K                                                               17

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS AND NOTES


                        REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and Stockholders:

We have reviewed the accompanying balance sheets of TrueTime, Inc. (the "Company") as of March 31, 2000 and 1999, and the related statements of operations for each of the three and six-month periods ended March 31, 2000 and 1999, of changes in stockholders' equity for the six-month period ended March 31, 2000, and of cash flows for the six-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We previously audited in accordance with auditing standards generally accepted in the United States the balance sheet as of September 30, 1999 and the related statements of operations, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated November 2, 1999, except for footnote 8, as to which the date is December 1, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 1999, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



/s/  PricewaterhouseCoopers LLP
----------------------------------
PricewaterhouseCoopers LLP


San Francisco, California
May 10, 2000

                                 TrueTime, Inc.
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                         September 30,        March 31,
                                                                                                  1999             2000
                                                                                         -------------     ------------
                                                                                                            (unaudited)
ASSETS
         Current assets:
                                 Cash and cash equivalents ..........................    $      3,539      $     10,669
                                 Receivable from OYO Corporation U.S.A ..............             433                 0
                                 Accounts receivable
                                    Trade ...........................................           4,281             2,964
                                    Less allowance ..................................             (10)              (25)
                                    Other accounts receivable .......................              43                 1
                                 Deferred income tax ................................             173               190
                                 Inventories ........................................           5,064             7,212
                                 Prepaid expenses and other assets ..................              24             1,182
                                                                                         ------------      ------------

                                    Total current assets ............................          13,547            22,193

         Property and equipment, net ................................................           1,128             1,628
         Goodwill, net of accumulated amortization of $215 and $228 .................             816               804
                                                                                         ------------      ------------

                                    Total assets ....................................    $     15,491      $     24,625
                                                                                         ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY
         Current liabilities:
                                 Trade accounts payable .............................    $        767      $      1,125
                                 Accrued expenses ...................................           1,971             1,391

                                    Total current liabilities .......................           2,738             2,516
                                                                                         ------------      ------------

         Commitments and contingencies

         Stockholder's equity:
                                 Preferred stock, $.01 par value, 1,000,000 shares
                                 authorized, no shares issued and outstanding .......              --                --
                                 Common stock, $.01 par value, 20,000,000
                                 authorized; 4,000,000 and 5,950,000 shares issued
                                 and outstanding, respectively ......................              40                60
                                 Additional paid-in capital .........................           4,690            13,313
                                 Additional paid-in capital - Warrants and options ..               0                43
                                 Retained earnings ..................................           8,023             8,693
                                                                                         ------------      ------------

                                    Total stockholder's equity ......................          12,753            22,109
                                                                                         ------------      ------------

                                    Total liabilities and stockholder's equity ......    $     15,491      $     24,625
                                                                                         ============      ============

    The accompanying notes are an integral part of the financial statements.

                                 TrueTime, Inc.
                            STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                                      Three months ended                   Six months ended
                                                               March 31, 1999    March 31, 2000    March 31, 1999    March 31, 2000
                                                               --------------    --------------    --------------    --------------


Sales ......................................................     $      3,929      $      4,659      $      7,233      $     10,215

Cost of Sales ..............................................            1,881             1,947             3,614             4,529
                                                                 ------------      ------------      ------------      ------------

Gross Profit ...............................................            2,048             2,712             3,619             5,686

Operating Expenses
                    Sales, General and Administrative ......            1,386             1,418             2,229             2,957
                    Research & Development .................              534             1,048             1,093             1,825
                                                                 ------------      ------------      ------------      ------------
                       Total operating expenses ............            1,920             2,466             3,322             4,782
                                                                 ------------      ------------      ------------      ------------

Income from Operations .....................................              128               246               297               904

Interest Income ............................................               71               143               142               251
Other Income (Expense) .....................................               12                                   0                 0
                                                                 ------------                        ------------      ------------

Income before taxes ........................................              211               389               439             1,155

Income taxes ...............................................               85               171               177               485
                                                                 ------------      ------------      ------------      ------------

Net Income .................................................     $        126      $        218      $        262      $        670
                                                                 ============      ============      ============      ============


Weighted average shares outstanding - Basic ................        4,000,000         5,925,000         4,000,000         5,078,000

Weighted average shares outstanding - Diluted ..............        4,000,000         6,231,000         4,000,000         5,246,000

Basic Earnings Per Share ...................................     $       0.03      $       0.04      $       0.07      $       0.13

Diluted Earnings Per Share .................................     $       0.03      $       0.03      $       0.07      $       0.13

    The accompanying notes are an integral part of the financial statements.

                                 TrueTime, Inc.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)
                                   (unaudited)


                                                                   Common Stock           Additional
                                                             ------------------------      Paid-In        Retained
                                                              Shares        Amount         Capital        Earnings         Total

Stockholders' equity as of October 1, 1999                   4,000,000     $       40     $    4,690     $    8,023     $   12,753
Issuance of common stock                                     1,500,000             15                                           15
Additional paid in capital                                                                     6,549                         6,549
Additional paid-in capital - Warrants and options                                                 43                            43
Issuance of options and warrants to underwriters                    --             --             --             --             --
Net income                                                                                                      452            452
                                                                                                         ----------     ----------

Stockholders' equity as of December 31, 1999                 5,500,000     $       55     $   11,282     $    8,475     $   19,812
                                                            ==========     ==========     ==========     ==========     ==========

Issuance of common stock                                       450,000              5                                            5
Additional paid in capital                                                                     2,074                         2,074
Net Income                                                                                                      218            218
                                                                                                         ----------     ----------

Stockholders' equity as of March 31, 2000                    5,950,000     $       60     $   13,356     $    8,693     $   22,109
                                                            ==========     ==========     ==========     ==========     ==========


    The accompanying notes are an integral part of the financial statements.

                                 TrueTime, Inc.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                       Six months ended   Six months ended
                                                                                        March 31, 1999     March 31, 2000

Cash flows from operating activities:
                        Net income ..................................................      $        262       $        670
                        Adjustments to reconcile net income to net cash
                        provided by operating activities
                                     Deferred income taxes ..........................                16                (17)
                                     Depreciation and amortization ..................                64                232
                                     Compensation expense related to options
                                     granted ........................................                 0                 43
                                     Effects of changes in  operating  assets and
                                     liabilities
                                                   Receivables ......................               911              1,374
                                                   Inventories ......................              (327)            (2,148)
                                                   Prepaid expenses and other
                                                   current assets ...................               (37)            (1,158)
                                                   Trade accounts payable ...........                 2                231
                                                   Accrued expenses .................              (386)              (451)
                                                                                           ------------       ------------

                           Net cash provided by operating activities ................               505             (1,224)

Cash flows from investing activities:
                        Decrease (increase) in receivable from OYO Corporation
                        U.S.A .......................................................              (254)               433
                        Capital expenditures ........................................              (133)              (722)
                                                                                           ------------       ------------

                           Net cash used in investing activities ....................              (387)              (289)

Cash flows from financing activities
                     Proceeds of Initial Public Offering
                        Common stock, $.01 par value, 1,950,000 shares ..............                 0                 20
                        Additional paid in capital, net of commissions ..............                 0              9,047
                        Costs of Offering ...........................................                 0               (424)
                                                                                           ------------       ------------

                           Net cash provided by financing activities ................                 0              8,643
                                                                                           ------------       ------------

Increase in cash and cash equivalents ...............................................               118              7,130

Cash and cash equivalents, beginning of period ......................................                38              3,539
                                                                                           ------------       ------------

Cash and cash equivalents, end of period ............................................      $        156       $     10,669
                                                                                           ============       ============

    The accompanying notes are an integral part of the financial statements.

TRUETIME, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

The balance sheet of TrueTime, Inc. at September 30, 1999 has been derived from the Company's audited financial statements at that date. The balance sheet at March 31, 2000, the statement of operations, the statements of changes in stockholders' equity and the statements of cash flows for the three months and six months ended March 31, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows have been made. The results of operations for the three months and six months ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Prospectus dated December 16, 1999.

PricewaterhouseCoopers LLP is not subject to the liability provisions of
Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.       EARNINGS PER COMMON SHARE

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share:

                                 TrueTime, Inc.
                            EARNINGS PER COMMON SHARE

                                                                      Three months                           Six months
                                                           March 31, 1999     March 31, 2000      March 31, 1999     March 31, 2000
Net earnings available to common stockholders
(in thousands).........................................           $   126            $   218             $   262             $  670
                                                                  =======            =======             =======             ======
Weighted average common shares outstanding.............         4,000,000          5,925,000           4,000,000          5,078,000
Weighted average common share equivalents
Outstanding............................................                 0            306,000                   0            168,000
                                                                  -------            -------             -------            -------
Weighted  average  common  shares and  common
share equivalents outstanding..........................         4,000,000          6,231,000           4,000,000          5,246,000
                                                                =========          =========           =========          =========
Basic earnings per common share........................           $  0.03            $  0.04             $  0.07            $  0.13
                                                                  =======            =======             =======            =======
Diluted earnings per common share......................           $  0.03            $  0.03             $  0.07            $  0.13
                                                                  =======            =======             =======            =======



3.       INVENTORIES

Inventories consisted of the following (in thousands), net of reserves of $30 at September 30, 1999 and $50 at March 31, 2000:

                                                                March 31, 2000      September 30, 1999
                                   Finished goods                      $ 1,509                 $   948
                                   Work in process                       2,185                   1,376
                                   Raw material                          3,518                   2,740
                                                                       -------                 -------
                                                                       $ 7,212                 $ 5,064
                                                                       =======                 =======


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

On January 6, 2000, the Company's underwriters exercised their overallotment option and purchased an additional 450,000 shares of the Company's common stock at $5.00 per share. The Company received $2,078,549 after commissions of $157,500 and expenses of $13,951.

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

In connection with its IPO, the Company granted the underwriters a 30-day option to purchase up to 450,000 additional shares at $5.00 per share to cover over-allotments. Such option was exercised and the 450,000 additional shares were issued on Janaury 6, 2000. As additional underwriting compensation, the Company issued to C.E. Unterberg, Towbin warrants to purchase up to 200,000 shares of common stock at an initial exercise price for each share of $5.50.

A summary of activity with respect to stock options and warrants is as follows:

                                                       Weighted
                                                        Average
                                                       Exercise
                                            Shares        Price
                                            ------     --------
Outstanding at October 1, 1999                  --           --
   Granted                               1,460,000       $ 5.07
   Exercised                                    --           --
   Forfeited                                    --           --
Outstanding at December 31, 1999         1,460,000       $ 5.07
   Granted                                  75,000       $11.81
   Exercised                              (450,000)      $ 5.00
   Forfeited                                (3,200)      $ 5.00
Outstanding at March 30, 2000            1,081,800       $ 5.40

The following table summarizes information about stock options and warrants outstanding and exercisable at March 31, 2000:

                                Options/Warrants Outstanding                        Options/
                                ----------------------------                  Warrants Exercisable
                                                                              --------------------
                                            Weighted
                                             Average      Weighted                         Weighted
                                           Remaining       Average                          Average
                                                Term      Exercise                         Exercise
   Exercise Price             Shares      (in years)        Price           Shares           Price
   --------------             ------      ----------      --------          ------         --------
   $5.00 - $5.50           1,006,800            6.08         $5.10           60,000           $5.00
   $11.81                     75,000            6.08        $11.81                0              --

The Company accounts for these options and warrants in accordance with Statement of Financial Accounting Standards (FAS) Number 123, Accounting for Stock Based Compensation. As permitted by FAS 123, the Company has chosen has to apply APB Opinion Number 25, Accounting for Stock Issued to Employees and Related Interpretations in accounting for stock option plans.

7.   INCOME TAXES

Prior to the IPO, the Company joined in the consolidated U.S. income tax return of its parent, OYO Corporation U.S.A. which included all U.S. subsidiaries of OYO Corporation (Japan) and in the consolidated California state income tax return, which included all subsidiaries that are included in the consolidated U.S. income tax return. Federal and state income taxes were provided by the Company as if it filed separate income tax returns.

After the IPO, the Company is filing independent U.S. income tax and California and Delaware income tax returns.

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

         During the past decade, we have strived to produce state-of-the-art precise time and frequency technology. We have developed and implemented five generations of precision time products based on GPS technology through the use of our significant technology resources in the areas of GPS, frequency control, real-time operating systems and computer networking. Our increased investments in research and development have allowed us to develop a new platform -- a combination of new hardware and software -- for many products, decrease time to market for new products and improve product quality and robustness. Our new platform also provides a means through which TrueTime can enter new markets. Advanced technologies also offer opportunities to reduce manufacturing costs and support expenses by increasing volumes of common products.

RESULTS OF OPERATIONS

         The following table sets forth for three months and six months ended March 31, 2000 and 1999, the percentage of income statement items to total sales:

                                                                          Three Months Ended               Six Months Ended
                                                                               March 31,                       March 31,
                                                                          2000            1999           2000            1999
Sales..............................................................       100.0%          100.0%          100.0%           100.0%
Cost of sales......................................................        41.8            47.9            44.3             50.0
Gross profit.......................................................        58.2            52.1            55.7             50.0
Operating expenses:
    Selling, general and administrative............................        30.4            35.3            28.9             30.8
    Research and development.......................................        22.5            13.6            17.9             15.1
        Total operating expenses...................................        52.9            48.9            46.8             45.9
Income from operations.............................................         5.3             3.2             8.9              4.1
Interest and other income, net.....................................         3.1             2.1             2.4              2.0
Income before income taxes.........................................         8.4             5.4            11.3              6.1
Provision for income taxes.........................................         3.7             2.2             4.7              2.5
Net income.........................................................         4.7             3.2             6.6              3.6

Three Months and Six Month Ended March 31, 2000 compared to Three Months and Six Months Ended March 31, 1999

         Sales. Sales for the quarter ended March 31, 2000 were $4.7 million, an increase of $0.7 million, or 18.6%, from $3.9 million for the quarter ended March 31, 1999. This increase in sales is attributed to the low level of orders in the last part of the fiscal year 1998 and delays in shipping orders in the first six months of fiscal year 1999. For the six months ended March 31, 2000, sales were $10.2 million, an increase of $3.0 million, or 41.2%, from $7.2 million for the six months ended March 31, 1999. This increase in sales is also attributed to the high level of orders in the last two quarters of fiscal 1999 and the resulting large amount of backlog at the beginning of fiscal 2000. Shipments to major and smaller customers increased over the prior year. International shipments also increased to 23% of sales for the six months ended March 31, 2000. These fluctuations reflect the fact that shipments and, therefore, revenue recognized are not linear on a quarterly basis for our business. The long procurement cycles for government and institutional orders and the ordering and approval processes for government orders continue to produce irregular order patterns including the high level of orders in late fiscal 1999 and lower levels of orders in the first two quarters of fiscal 2000.

         Cost of Sales. Cost of sales for the quarter ended March 31, 2000 was $1.9 million, an increase of less than $0.1 million, or 3.5%, from $1.9 million for the quarter ended March 31, 1999. Cost of sales decreased as a percentage of total sales to 41.8% in the quarter ended March 31, 2000 from 47.9% in the quarter ended March 31, 1999. Cost of sales for the six months ended March 31, 2000 was $4.5 million, an increase of $0.9 million, or 25.3% from $3.6 million in the six months ended March 31, 1999. Cost of Sales as a percentage of total sales decreased to 44.3% of sales in the six months ended March 31, 2000 from 50.0% of sales in the six months ended March 31, 1999. Such percentage decreases are the result of the efficiencies of the increased sales volumes that enabled the company to obtain costs of sales closer to its long-term averages.

         Operating Expenses. Operating expenses for the quarter ended March 31, 2000 were $2.5 million, an increase of $0.5 million, or 28.5%, from $1.9 million for the quarter ended March 31, 1999. Operating costs increased as a percentage of total sales to 52.9% in the quarter ended March 31, 2000 from 48.9% in the quarter ended March 31, 1999. Operating expenses for the six months ended March 31, 2000 were $4.8 million, an increase of $1.5 million, or 44.0% from $3.3 million in the six months ended March 31, 1999. Operating expenses increased to 46.8% of sales in the six months ended March 31, 2000 from 45.9% in the six months ended March 31, 1999. Such percentage increases are the result of increased numbers of employees, commissions expense, insurance expense, manufacturing engineering expenses and increased research and development expenses.

         Interest and Other Income. Interest and Other Income for the quarter ended March 31, 2000 were $143,000, an increase of $60,000, or 72.3% from $83,000 for the quarter ended March 31, 1999. Interest and Other Income increased as a percentage of total sales to 3.1% in the quarter ended March 31, 2000 from 2.2% in the quarter ended March 31, 1999. Interest and Other Income for the six months ended March 31, 2000 was $251,000, an increase of $109,000, or 76.8% from $142,000 for the six months ended March 31, 1999. Such percentage increases are the result of increased interest income from increased cash deposits from the proceeds of the sale of our common stock in our initial public offering.

         Income Taxes. Income taxes for the quarter ended March 31, 2000 were 44.0% of income before tax compared to 40.5% of income before tax for the quarter ended March 31, 1999. Income taxes for the six months ended March 31, 2000 were 42.0% of income before tax compared to 40.4% of income before tax for the six months ended March 31, 1999. Income taxes include federal and state income taxes and are included on an estimated basis. Our effective income tax rate differs from the statutory federal rate of 34% primarily as a result of the effect of California and Delaware state income taxes.

LIQUIDITY AND SOURCES OF CAPITAL

         TrueTime completed its initial public offering (the "Offering") of its common stock on December 22, 1999. Gross proceeds to TrueTime were $6,975,000. Net proceeds after expenses of the Offering were $6,564,000. On January 6, 2000, the Company's underwriters exercised their overallotment option and purchased an additional 450,000 shares of the Company's common stock at $5.00 per share. Gross proceeds to TrueTime were $2,092,500. Net proceeds after expenses were $2,078,549.

         For the six months ended March 31, 2000, net cash flow excluding proceeds from the Offering and overallotment option resulted in a decrease in cash of $1.5 million.

         Operating activities used $1.2 million. $2.1 million of this amount was used for increased inventories, and $1.6 million was used for increased prepaid and accrued expenses, including insurance prepayments. These expenditures were offset by $1.4 million in reduced accounts receivables.

         Investing activities used $0.3 million. $0.7 million of such amount was used for capital expenditures, offset by $0.3 million received from OYO Corporation U.S.A. in settlement of its accounts with TrueTime following the Offering.

         Total net cash flow for the six months ended March 31, 2000, including the proceeds of the Offering, was $7.1 million.

         During the second quarter of fiscal year 2000, TrueTime entered into a lease for a 70,000 square foot manufacturing and corporate facility in Santa Rosa, California, which it expects to occupy early in fiscal year 2001. The lease is for an initial term of fifteen years with three five-year options to extend the lease. We expect to be able to obtain the cancellation of the lease on our current facility or to sublease the facility on favorable terms. Write-offs related to the move are not expected to exceed $150,000.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards (SFAS) No. 137, which amended the effective date of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1999. The Company is required to adopt SFAS No. 133 by January 1, 2001. This statement establishes accounting and reporting standards requiring that all derivative instruments are recorded on the balance sheet as either an asset or a liability, measured at its fair value. The statement requires that changes in the derivative's fair value by recognized currently in earnings unless specific hedge accounting criteria are met and such hedge accounting treatment is elected. While the company is currently evaluating the effects of this statement, its adoption is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

YEAR 2000 READINESS

         At the transition between December 31, 1999 and January 1, 2000, there were concerns that certain computers and information technology equipment might not continue to work properly. In particular, there were concerns that programs and data using six-digit dates such as 12/31/99, which should convert to 01/01/00, would fail to do so or would fail to properly process data thereafter. Similar problems were suspected at the GPS Week Number Roll-Over (WNRO) which occurred August 21, 1999 when the GPS week counter rolled over from 1024 to 0000 as it was designed to do; and on September 9, 1999, which was a common program test date. February 29, 2000, which is an unusual leap day, was also of some concern. Most century years such as 1800, 1900 and 2100 do not have leap days. These groups of problems are known collectively as Y2K. All of these dates have occurred without significant effects to the company. We have spent approximately $300,000 in fiscal year 1998 and $400,000 in fiscal year 1999 on our Y2K efforts. We estimate that we will spend less than $300,000 in fiscal year 2000 on our Y2K efforts. Such costs are accounted for in the selling, general and administrative costs.

         The foregoing statements of this subsection are intended to be and are hereby designated "Year 2000 Readiness Disclosure" statements within the meaning of the Year 2000 Information and Readiness Disclosure Act. TrueTime does not plan to report on Year 2000 Readiness in future reports.

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

Our market is segmented into a limited number of customer groups, the loss or change of which could significantly decrease our sales.

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

         The time and frequency products that we manufacture rely upon the availability of highly accurate timing references, primarily GPS operated by the U.S. Department of Defense, and to a lesser degree, other timing references operated by the U.S. National Institute of Science and Technology and other outside signal sources. The failure of these timing references, particularly GPS, would create many problems for our products and our customers and seriously disrupt the sale of our products.

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

$7,500,000 in gross proceeds of the Offering was received by the Company as of December 31, 1999. The approximate expenses of the Offering to the Company as of December 31, 1999 are as follows:

      Underwriting discounts and commissions                $   525,000
      Finders' fees                                                   0
      Expenses paid to or for underwriters                            0
      Other expenses                                            410,882
                                                            -----------
               Total expenses to the Company                $   935,882
                                                            -----------
      Net Offering proceeds to the Company                  $ 6,564,118
                                                            -----------


An additional $2,250,000 in gross proceeds of the Offering was received on January 6, 2000. The approximate expenses of the Offering between January 1,
2000 and March 31, 2000 are as follows:

          Underwriting discounts and commissions            $   157,500
          Finders' fees                                               0
          Expenses paid to or for underwriters                        0
          Other expenses                                         13,951
                                                            -----------
               Total expenses to the Company                $   171,451
                                                            -----------
      Net Offering proceeds to the Company                  $ 2,078,549
                                                            -----------

From the effective date of the Registration Statement through March 31, 2000, the Company invested the unused net proceeds of the Offering in short-term money market investments. As of March 31, 2000, approximately $4.9 million of the proceeds had been used for increased inventories, prepaid and accrued expenses and for other working capital purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.  OTHER INFORMATION.

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   The following exhibits are filed with this Quarterly Report.


       Exhibit Number      Description
       --------------      -----------

            10.1 Standard Industrial/Commercial Single-Tenant Lease - Net, dated as of January 24, 2000, by and between Copperhill Development Corporation and TrueTime, Inc.
            11.1           Statement re Computation of Earnings per Share
            15.1           Awareness Letter of Independent Public Accountants
            27.1           Financial Data Schedule


(b) Reports on Form 8-K.

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TRUETIME, INC.



                              By:            /s/ ELIZABETH A. WITHERS
                                  ----------------------------------------------
                                              Elizabeth A. Withers
                                      President and Chief Executive Officer
                                          (Principal Executive Officer)



                              By:           /s/ MICHAEL P. VON DER PORTEN
                                  ----------------------------------------------
                                            Michael P. Von der Porten
                                   Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)



Date: May 12, 2000

                                  EXHIBIT INDEX



Exhibit Number    Description
--------------    -----------

     10.1 Standard Industrial/Commercial Single-Tenant Lease - Net, dated as of January 24, 2000, by and between Copperhill
                  Development Corporation and TrueTime, Inc.

     11.1         Statement re Computation of Earnings per Share

     15.1         Awareness Letter of Independent Public Accountants

     27.1         Financial Data Schedule