Form 10-Q
period 2000-06-30
TRUETIME INC
filed 2000-08-11
CIK 1097984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

         There were 5,950,000 shares of the Registrant's Common Stock outstanding as of the close of business on August 1, 2000.

================================================================================

                                 TRUETIME, INC.


                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements and Notes                                                          3

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  10

   Item 3.  Quantitative and Qualitative Disclosure about Market Risk                              15


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                      16

   Item 2.  Changes in Securities and Use of Proceeds                                              16

   Item 3.  Defaults Upon Senior Securities                                                        16

   Item 4.  Submission of Matters to a Vote of Security Holders                                    16

   Item 5.  Other Information                                                                      17

   Item 6.  Exhibits and Reports on Form 8-K                                                       17


                          PART I: FINANCIAL INFORMATION

                     ITEM 1: FINANCIAL STATEMENTS AND NOTES


                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
TrueTime, Inc.


We have reviewed the accompanying balance sheets of TrueTime, Inc. (the "Company") as of June 30, 2000 and June 30, 1999, and the related statements of operations for the three months ended June 30, 2000 and June 30, 1999 and the nine months ended June 30, 2000 and June 30, 1999, of changes in stockholders' equity for the nine-month period ended June 30, 2000, and of cash flows for the nine months ended June 30, 2000 and June 30, 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States the balance sheet as of September 30, 1999, and the related statements of operations, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein) and, in our report dated November 2, 1999, except for footnote 8, as to which the date is December 1, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 1999, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

San Francisco, California
July 21, 2000

                                       /s/ PricewaterhouseCoopers LLP

                                 TrueTime, Inc.
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                           September 30,          June 30,
                                                                                                   1999              2000
                                                                                                               (unaudited)
ASSETS
     Current assets:
        Cash and cash equivalents....................................................           $ 3,539           $ 9,121
        Receivable from OYO Corporation U.S.A........................................               433                --
        Accounts receivable Trade....................................................             4,281             3,142
        Less allowance...............................................................               (10)              (25)
        Other accounts receivable....................................................                43                --
        Deferred income tax..........................................................               173               190
        Inventories..................................................................             5,064             7,959
        Prepaid expenses and other assets............................................                24             1,086
                                                                                               --------          --------
          Total current assets.......................................................            13,547            21,473

        Property and equipment, net..................................................             1,128             1,682
        Goodwill, net of accumulated amortization of $215 and $234...................               816               797
                                                                                               --------          --------
          Total......................................................................          $ 15,491          $ 23,952
                                                                                               ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
        Trade accounts payable.......................................................             $ 767             $ 734
        Accrued expenses.............................................................             1,971             1,043

          Total current liabilities..................................................             2,738             1,777
                                                                                               --------          --------
     Commitments and contingencies

     Stockholders' equity:
        Preferred stock, $.01 par value, 1,000,000 shares
        authorized, no shares issued and outstanding.................................                --                --
        Common stock, $.01 par value, 20,000,000 authorized;
        4,000,000 and 5,950,000 shares issued and outstanding, respectively..........                40                60
        Additional paid-in capital...................................................             4,690            13,313
        Additional paid-in capital - Warrants and options............................                 -                43
        Retained earnings............................................................             8,023             8,759
                                                                                               --------          --------
          Total stockholders' equity ................................................            12,753            22,175
                                                                                               --------          --------
          Total liabilities and stockholders' equity.................................          $ 15,491          $ 23,952
                                                                                               ========          ========

    The accompanying notes are an integral part of the financial statements.

                                 TrueTime, Inc.
                            STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                                 Three months ended                    Nine months ended
                                                            June 30, 1999      June 30, 2000     June 30, 1999      June 30, 2000
Sales......................................................       $ 5,557             $4,940          $ 12,790           $ 15,157

Cost of Sales..............................................         2,466              2,220             6,080              6,750
                                                                    -----              -----             -----              -----

Gross Profit...............................................         3,091              2,720             6,710              8,407

Operating Expenses
              Sales, General and Administrative.............        1,301              1,911             3,530              4,869
              Research & Development........................          502                808             1,596              2,633
                                                                    -----              -----             -----              -----
                Total operating expenses....................        1,803              2,719             5,126              7,502
                                                                    -----              -----             -----              -----

Income from Operations......................................        1,288                  1             1,584                905

Interest Income.............................................           74                146               216                397

Other Income (Expense)......................................            0                (22)                0                (22)
                                                                    -----              -----             -----              -----

Income before taxes.........................................        1,362                125             1,800              1,280

Income taxes................................................          552                 59               729                544
                                                                    -----              -----             -----              -----

Net Income..................................................        $ 810               $ 66           $ 1,071              $ 736
                                                                    =====               ====           =======              =====


Weighted average shares outstanding - Basic ................    4,000,000          5,950,000         4,000,000          5,368,000

Weighted average shares outstanding - Diluted...............    4,000,000          5,950,000         4,000,000          5,550,000

Basic Earnings Per Share....................................        $0.20              $0.01             $0.27              $0.14

Diluted Earnings Per Share..................................        $0.20              $0.01             $0.27              $0.13

    The accompanying notes are an integral part of the financial statements.

                                 TrueTime, Inc.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)
                                   (unaudited)

                                                             Common Stock          Additional
                                                             ------------             Paid-In     Retained
                                                            Shares      Amount        Capital     Earnings         Total
Stockholders equity as of October 1, 1999...........     4,000,000        $ 40        $ 4,690      $ 8,023      $ 12,753
Issuance of common stock............................     1,500,000          15          6,549                      6,564
Additional paid-in capital - Warrants and options...                                       43                         43
Issuance of options and warrants to underwriters....                                       --                         --
Net income..........................................                                                   452           452
                                                                                                   -------      --------
Stockholders' equity as of December 31, 1999........     5,500,000        $ 55       $ 11,282      $ 8,475      $ 19,812
                                                         =========        ====       ========      =======      ========

Issuance of common stock............................       450,000           5          2,074                      2,079
Net Income                                                                                             218           218
                                                                                                   -------      --------
Stockholders' equity as of March 31, 2000...........     5,950,000        $ 60       $ 13,356      $ 8,693      $ 22,109
                                                         =========        ====       ========      =======      ========
Net Income..........................................                                                    66            66
                                                                                                   =======      ========
Stockholders' equity as of June 30, 2000............     5,950,000        $ 60       $ 13,356      $ 8,759      $ 22,175
                                                         =========        ====       ========      =======      ========

    The accompanying notes are an integral part of the financial statements.

                                 TrueTime, Inc.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                      Nine months ended     Nine months ended
                                                                                          June 30, 1999         June 30, 2000
Cash flows from operating activities:
        Net income..............................................................                 $ 1,071                 $ 736
        Adjustments to reconcile net income to net cash provided by (used in)
        operating activities....................................................
          Deferred income taxes.................................................                     (47)                  (17)
          Depreciation and amortization.........................................                     253                   368
          Compensation expense related to options granted.......................                      --                    43
          Effects of changes in operating assets and liabilities
              Receivables.......................................................                     279                 1,197
              Inventories.......................................................                    (560)               (2,895)
              Prepaid expenses and other current assets.........................                    (136)               (1,062)
              Trade accounts payable............................................                     241                   (33)
              Accrued expenses..................................................                     390                  (928)
                                                                                                  ------                -------

          Net cash provided by (used in) operating activities...................                   1,491                (2,591)
                                                                                                  ------                -------
Cash flows from investing activities:
          Decrease (increase) in receivable from OYO Corporation
          U.S.A.................................................................                  (1,067)                  433
          Capital expenditures..................................................                    (337)                 (903)
                                                                                                  ------               -------

          Net cash used in investing activities.................................                  (1,404)                 (470)
                                                                                                  ------                -------
Cash flows from financing activities
       Proceeds of Initial Public Offering
          Common stock, $.01 par value, 1,950,000 shares........................                      --                    20
          Additional paid in capital, net of commissions........................                      --                 9,047
          Costs of Offering.....................................................                      --                  (424)
                                                                                                                       -------

          Net cash provided by financing activities.............................                      --                 8,643
                                                                                                  ------                -------

Increase in cash and cash equivalents...........................................                      87                 5,582

Cash and cash equivalents, beginning of period..................................                      37                 3,539
                                                                                                  ------               -------

Cash and cash equivalents, end of period........................................                  $  124               $ 9,121
                                                                                                  ======               =======

    The accompanying notes are an integral part of the financial statements.

TRUETIME, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The balance sheet of TrueTime, Inc. at September 30, 1999 has been derived from the Company's audited financial statements at that date. The balance sheets at June 30, 2000, the statements of operations, the statement of changes in stockholders' equity and the statements of cash flows for the three months and nine months ended June 30, 2000 and 1999 have been prepared by the Company, unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows have been made. The results of operations for the three months and nine months ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for a full year of future operations.

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

2.  EARNINGS PER COMMON SHARE

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share:

                                 TrueTime, Inc.
                            EARNINGS PER COMMON SHARE

                                                               Three months                              Nine months
                                                       June 30, 1999        June 30, 2000       June 30, 1999        June 30, 2000
Net earnings available to common stockholders
(in thousands)......................................       $     810            $      66           $   1,071            $     736
                                                           =========            =========           =========            =========
Weighted average common shares outstanding..........       4,000,000            5,950,000           4,000,000            5,368,000
Weighted average common share equivalents
outstanding.........................................              --                   --                  --              182,000
                                                           ---------            ---------           ---------
Weighted average common shares and common share
equivalents outstanding............................        4,000,000            5,950,000           4,000,000            5,550,000
                                                           =========            =========           =========            =========
Basic earnings per common share....................        $    0.20            $    0.01           $    0.27            $    0.14
                                                           =========            =========           =========            =========
Diluted earnings per common share..................        $    0.20            $    0.01           $    0.27            $    0.13
                                                           =========            =========           =========            =========

3. INVENTORIES

Inventories consisted of the following (in thousands), net of reserves of $30 at September 30, 1999 and $130 at June 30, 2000:

                         September 30, 1999          June 30, 2000
Finished goods                        $ 948                $ 1,363
Work in process                       1,376                  2,753
Raw material                          2,740                  3,843
                                      -----                  -----
                                    $ 5,064                $ 7,959
                                    =======                =======

4. INITIAL PUBLIC OFFERING

On November 1, 1999, the Company was reincorporated in Delaware with 4,000,000 shares of common stock outstanding. On December 16, 1999, the Company completed its Initial Public Offering (the "IPO") in which the Company sold 1,500,000 shares of common stock at $5.00 per share and the Company's owner, OYO Corporation U.S.A., sold 1,500,000 shares of common stock at $5.00 per share. The Company received $6,564,118 after commissions of $525,000 and expenses of $410,882.

On January 6, 2000, the Company's underwriters exercised their overallotment option and purchased 450,000 shares of the Company's common stock at $5.00 per share. The Company received $2,078,549 after commissions of $157,500 and expenses of $13,951.

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

A summary of activity with respect to stock options and warrants is as follows:

                                                           Weighted
                                                            Average
                                                           Exercise
                                            Shares            Price
Outstanding at October 1, 1999                  --               --
   Granted                               1,460,000            $5.07
   Exercised                                    --               --
   Forfeited                                    --               --
                                       ------------    -------------
Outstanding at December 31, 1999         1,460,000            $5.07
   Granted                                  75,000          $ 11.81
   Exercised                              (450,000)           $5.00
   Forfeited                                (3,200)           $5.00
                                       ------------    -------------
Outstanding at March 30, 2000            1,081,800            $5.40
   Granted                                  52,000            $6.19
   Exercised                                    --               --
   Forfeited                              (101,500)           $5.00
                                       ------------    -------------
Outstanding at June 30, 2000             1,032,300            $5.65

The following table summarizes information about stock options and warrants outstanding and exercisable at June 30, 2000:

                               Options/Warrants Outstanding          Options/Warrants Exercisable
                               ----------------------------          ----------------------------
                                            Weighted
                                             Average      Weighted                         Weighted
                                           Remaining       Average                          Average
                                                Term      Exercise                         Exercise
   Exercise Price             Shares      (in years)         Price           Shares           Price
   --------------             ------      ---------          -----           ------           -----
   $5.00 - $5.50             905,300            6.08        $ 5.11           60,000           $5.00
   $6.19                      52,000            6.08        $ 6.19                0              --
   $11.81                     75,000            6.08        $11.81                0              --

The Company accounts for these options and warrants in accordance with Statement of Financial Accounting Standards (FAS) Number 123, Accounting for Stock Based Compensation. As permitted by FAS 123, the Company has chosen to apply APB Opinion Number 25, Accounting for Stock Issued to Employees and Related Interpretations in accounting for stock option plans. Accordingly, no compensation cost has been recognized for options granted under the plans.

7. INCOME TAXES

Prior to the offering, the Company joined in the consolidated U.S. income tax return of its parent, OYO Corporation U.S.A., which included all U.S. subsidiaries of OYO Corporation (Japan) and in the consolidated California state income tax return, which included all subsidiaries that are included in the consolidated U.S. income tax return. Federal and state income taxes were provided by the Company as if it filed separate income tax returns.

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

GENERAL

         TrueTime designs, develops, manufactures and markets precision time and precision frequency products that are essential components used in telecommunications, computer networking, e-commerce, aerospace and various other commercial markets. Our products use a variety of external timing references, including most importantly the Global Positioning System, or GPS, together with advanced electronic circuitry and software to provide high quality signals and precise time. We offer a wide variety of products, which can be divided into the following broad categories:

         o precise time and frequency products

         o computer plug-in cards with precise timing capabilities

         o computer network time servers

         o time code products

         o time displays

Our products, incorporated as components in complex systems, allow customers to:

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

RESULTS OF OPERATIONS

         The following table sets forth for three months and nine months ended June 30, 2000 and 1999, the percentage of income statement items to total sales:

                                                                          Three Months Ended                Nine Months Ended
                                                                               June 30,                         June 30,
                                                                         1999            2000            1999           2000
                                                                         ----            ----            ----           ----
Sales............................................................        100.0%           100.0%          100.0%        100.0%
Cost of                                                                   44.4             44.9            47.5           44.5
sales............................................................
Gross profit.....................................................         55.6             55.1            52.5           55.5
Operating expenses:
    Selling, general and administrative..........................         23.4             38.7            27.6           32.1
    Research and development.....................................          9.0             16.4            12.5           17.4
        Total operating expenses.................................         32.4             55.0            40.1           49.5
Income from operations...........................................         23.2              0.1            12.4            6.0
Interest and other income, net...................................          1.3              2.6             1.7            2.5
Income before income taxes.......................................         24.5              2.5            14.1            8.5
Provision for income taxes.......................................          9.9              1.2             5.7            3.6
Net income.......................................................         14.6%             1.3%            8.4%          4.9%

Three Months and Nine Months Ended June 30, 2000 compared to Three Months and Nine Months Ended June 30, 1999

         Sales. Sales for the quarter ended June 30, 2000 were $4.9 million, a decrease of $0.7 million, or 12.5%, from $5.6 million for the quarter ended June 30, 1999. This decrease in sales is attributed to the low level of orders in the current fiscal year. For the nine months ended June 30, 2000, sales were $15.2 million, an increase of $2.4 million, or 18.7%, from $12.8 million for the nine months ended June 30, 1999. This increase in sales is attributed to the high level of orders in the last two quarters of fiscal 1999 and the large amount of backlog at the beginning of fiscal 2000. The long procurement cycles for government and institutional orders and the ordering and approval processes for government orders continue to produce irregular order patterns including the high level of orders in late fiscal 1999 and lower levels of orders in the first three quarters of fiscal 2000. This results in shipment and revenue recognition which are not linear on a quarterly basis.

         Cost of Sales. Cost of sales for the quarter ended June 30, 2000 was $2.2 million, a decrease of $0.3 million, or 12.0%, from $2.5 million for the quarter ended June 30, 1999. Cost of sales increased as a percentage of total sales to 44.9% in the quarter ended June 30, 2000 from 44.4% in the quarter ended June 30, 1999. Cost of sales for the nine months ended June 30, 2000 was $6.8 million, an increase of $0.7 million, or 11.5% from $6.1 million in the nine months ended June 30, 1999. Cost of Sales as a percentage of total sales decreased to 44.5% of sales in the nine months ended June 30, 2000 from 47.5% of sales in the nine months ended June 30, 1999. Such percentage decreases are the result of the efficiencies of the increased sales volumes that enabled the company to obtain costs of sales closer to its long-term averages.

         Operating Expenses. Operating expenses for the quarter ended June 30, 2000 were $2.7 million, an increase of $0.9 million, or 50.0%, from $1.8 million for the quarter ended June 30, 1999. Operating costs increased as a percentage of total sales to 55.0% in the quarter ended June 30, 2000 from 32.4% in the quarter ended June 30, 1999. Operating expenses for the nine months ended June 30, 2000 were $7.5 million, an increase of $2.4 million, or 47.0% from $5.1 million in the nine months ended June 30, 1999. Operating expenses increased to 49.5% of sales in the nine months ended June 30, 2000 from 40.1% in the nine months ended June 30, 1999. These percentage increases are the result of increased investments in the Companies sales, marketing, and research and development efforts. Higher commission costs, insurance costs, and a one-time cost related to a senior management change were also incurred during the three and nine months ended June 30, 2000.

         Interest and Other Income. Interest and Other Income for the quarter ended June 30, 2000 were $124,000, an increase of

$50,000, or 67.6% from $74,000 for the quarter ended June 30, 1999. Interest and Other Income increased as a percentage of total sales to 2.5% in the quarter ended June 30, 2000 from 1.3% in the quarter ended June 30, 1999. Interest and Other Income for the nine months ended June 30, 2000 was $375,000, an increase of $159,000, or 73.6% from the nine months ended June 30, 1999. Such percentage increases are the result of increased interest income from increased cash deposits from the proceeds of the sale of common stock in our initial public offering and increasing interest rates paid on those cash deposits.

         Income Taxes. Income taxes for the quarter ended June 30, 2000 were 47.2% of income before tax compared to 40.5% of income before tax for the quarter ended June 30, 1999. Income taxes for the nine months ended June 30, 2000 were 42.5% of income before tax compared to 40.5% of income before tax for the nine months ended June 30, 1999. Income taxes include federal and state income taxes and are included on an estimated basis. Our effective income tax rate differs from the statutory federal rate of 34% primarily as a result of the effect of California state income taxes.

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

         Net income for the nine months ended June 30, 2000 is $736,000.

         For the nine months ended June 30, 2000, net cash flow excluding proceeds from the Offering, overallotment option and net income was a decrease in cash of $3.1 million.

         For the nine months ended June 30, 2000, operating activities excluding net income used $3.3 million. $2.9 million of this amount was used for increased inventories, and $1.9 million was used for increased prepaid and accrued expenses, including insurance prepayments. These expenditures were offset by $1.6 million in reduced accounts receivables and depreciation and amortization.

         For the nine months ended June 30, 2000, investing activities used $0.5 million. Of that, $0.9 of such amount million was used for capital expenditures, offset by $0.4 million received from OYO Corporation U.S.A. in settlement of its accounts with TrueTime following the Offering.

         Total net cash flow for the nine months, including the proceeds of the Offering, was $5.6 million.

         Previously, TrueTime announced that it will be moving into a new facility in early Fiscal Year 2001. The Company's portion of the tenant improvement costs which will be capitalized are now estimated at $900,000. Further, the new facility will have rental expenses greater than those of the original facility of about $250,000 per quarter.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 137, which amended the effective date of SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, was issued in June 1999. The Company is required to adopt SFAS No. 133 for the fiscal year ending 2001. This statement establishes accounting and reporting standards requiring that all derivative instruments be recorded on the balance sheet as either an asset or a liability, measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and such hedge accounting treatment is elected. The Company is currently evaluating the effects of this statements on its financial statements.

FORWARD LOOKING STATEMENTS

         This Form 10-Q includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included herein, including statements regarding potential future products and markets, the Company's future financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. We can give no assurance that such expectations will prove to have been correct, and actual results may differ materially from such forward-looking statements. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed below and in our Registration Statement on Form S-1 (Reg. No. 333-90269), as amended, filed with Securities and Exchange Commission, under the heading "Risk Factors" and elsewhere.

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

We rely on a limited number of suppliers for certain critical components, and we use a single supplier for virtually all of our GPS-based components, making us subject to supply and quality control problems.

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

         Our future successful performance is inextricably tied to the growth of our industry. However, even if our industry grows as forecast, there can be no assurance that we will be able to grow consistently with our industry.

Our relationships with our sales representatives could be impaired and cause us to lose orders.

         More than 80% of our orders come through our 44 domestic and worldwide sales representative offices. Many of these representatives act as relationship brokers and the loss of any key representatives could have a negative effect on our sales.

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

         To meet our goals for future growth, we plan to move into new, larger manufacturing and office facilities in fiscal 2001, using a portion of our working capital to build out and equip the new facilities. The additional manufacturing capacity provided by the new facilities and equipment will allow us to more than double our output given sufficient market demand. However, after increasing our production capacity, we may find that demand for our products does not remain sufficiently high for us to realize a satisfactory return on the capital we have spent to increase capacity.

Fluctuations in quarterly performance can result in increases in our inventory and related carrying costs, can diminish our operating results and cash flow and can result in a lower TrueTime stock price.

         Historically, the rate of incoming orders for our products has varied substantially from quarter to quarter. In past fiscal years, our highest sales quarter has been as much as 250% of our lowest sales quarter. This quarter to quarter variation is not seasonal or predictable. We attempt to accurately forecast orders for our products and commence purchasing and manufacturing prior to the receipt of such orders. However, it is highly unlikely that we will consistently accurately forecast the timing and rate of orders. The flow of orders (or lack thereof) from governmental agencies has been particularly difficult to forecast in recent periods. This aspect of our business makes our planning inexact and, in turn, affects our shipments, costs, inventories, operating results and cash flow for any given quarter. In addition, our quarterly operating results are affected by competitive pricing, announcements regarding new product developments and cyclical conditions in the industry. Accordingly, we may experience wide quarterly fluctuations in our operating performance and profitability, which may adversely affect our stock price even if our year to year performance is more stable, which it also may not be. In addition, many of our products require significant manufacturing time, making it difficult to increase production on short notice. If we are unable to satisfy unexpected customer orders, our business and customer relationships could suffer.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We will be exposed to market risks related to changes in interest rates in the future. The unused proceeds from our initial public offering are invested in short term financial instruments, the value of which is subject to interest rate risk and could fall if interest rates rise. Additionally, while we have no plans for future borrowings, any future borrowings will likely have a variable rate component that will fluctuate as interest rates change. If market interest rates were to increase immediately and uniformly by 10%, there would not be a material effect on the results of operations or on our balance sheet because we currently have no debt.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         From time to time, the Company is a party to legal proceedings arising in the ordinary course of business. The Company is not currently a party to any litigation that it believes could have a material adverse effect on the results of operations or financial condition of the Company.

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

$7,500,000 in gross proceeds of the Offering was received by the Company as of December 31, 1999. The approximate expenses of the Offering to the Company as of December 31, 1999 are as follows:

      Underwriting discounts and commissions              $     525,000
      Finders' fees                                                   0
      Expenses paid to or for underwriters                            0
      Other expenses                                            410,882
                                                          -------------
               Total expenses to the Company              $     935,882
                                                          -------------
      Net Offering proceeds to the Company                $   6,564,118
                                                          -------------

An additional $2,250,000 in gross proceeds of the Offering was received on January 6, 2000. The approximate expenses of the Offering between January 1, 2000 and June 30, 2000 are as follows:

          Underwriting discounts and commissions          $     157,500
          Finders' fees                                               0
          Expenses paid to or for underwriters                        0
          Other expenses                                         13,951
                                                          -------------
               Total expenses to the Company              $     171,451
                                                          -------------
      Net Offering proceeds to the Company                $   2,078,549
                                                          -------------
    As of June 30, 2000, the Company had invested unused net proceeds of the Offering in the amount of approximately $5,400,000 in short-term money market investments. The balance of the proceeds had been directly employed in the Company's working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.  OTHER INFORMATION.

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      The following exhibits are filed with this Quarterly Report.


 Exhibit Number      Description
 ---------------     ------------
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

                             TRUETIME, INC.


                             By: /s/ Elizabeth A. Withers
                                 -----------------------------------------------
                                     Elizabeth A. Withers
                                President and Chief Executive Officer
                                    (Principal Executive Officer)


                             By: /s/ John E. Dutil
                                ------------------------------------------------
                                     John E. Dutil
                                Controller and Acting Vice President
                                of Finance and Administration
                                    (Principal Financial and Accounting Officer)

Date: August 10, 2000

                                  EXHIBIT INDEX


 Exhibit Number      Description
 ---------------     ------------
   11.1           Statement re Computation of Earnings per Share
   15.1           Awareness Letter of Independent Public Accountants
   27.1           Financial Data Schedule