Form 10-K
period 2000-09-30
TRUETIME INC
filed 2000-12-20
CIK 1097984

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
(MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-28473

                                 TRUETIME, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      94-3343279
         (State or other jurisdiction                         I.R.S. Employer
              of incorporation)                             Identification No.)

                                2835 DUKE COURT
                          SANTA ROSA, CALIFORNIA 95407
                    (Address of principal executive offices)

                                 (707) 528-1230
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

         Common Stock, Par value $.01                      NASDAQ National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     There were 5,950,000 shares of the Registrant's Common Stock outstanding as of the close of business on December 8, 2000. The aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $10,068,526 (based upon the closing price of $2.938 on December 8, 2000, as reported by the NASDAQ Stock Market, Inc.).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS AND PROPERTIES

TRUETIME

     TrueTime designs, develops, manufactures and markets precision time and precision electrical signal-generating products that are essential components used in telecommunications, computer networking, e-commerce, aerospace and various other commercial markets. Our products use a variety of external timing references, including most importantly the Global Positioning System, or GPS, together with advanced electronic circuitry and software to provide high quality signals and precise time. We offer a wide variety of products, which can be divided into the following broad categories:

     - precise time and frequency products

     - computer plug-in cards with precise timing capabilities

     - computer network time servers

     - time code products

     - time displays

Our products, incorporated as components in complex systems, allow customers to

     - improve clarity and quality of voice, video and data in wireline, wireless and satellite communications,

     - maximize network and communication bandwidth,

     - authenticate the time of stock market and other e-commerce transactions,

     - monitor and control the frequency of electric utility power grids to prevent power black-outs and quickly locate power line faults,

     - transmit television signals at designated frequencies to meet regulatory requirements,

     - meet requirements for secure communications, particularly in national defense and security contexts, and

     - time high resolution data collected in military ranges and in space launches with a high degree of accuracy.

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

MARKET OVERVIEW

     Time and frequency products like ours are important to expanding communications systems of wireline, wireless, satellite and computer network technologies. The increase in demand for precision timing is due in part to the growth in communications and computer network systems worldwide. Growth in data, voice and video transmissions on these networks is anticipated to lead to an increased demand for substantial bandwidth compared to traditional voice traffic. We believe that the current trend of wireline, wireless, satellite and computer network systems coming together in unified operations and the wide-spread growth of the Internet and e-commerce will lead to increased demand for precision time and frequency products.

     Precision time and frequency devices normally require use of an external timing reference to maintain required accuracy. Currently, the predominantly used standard is the highly accurate time reference available from GPS operated by the U.S. Department of Defense. The demand for precision time and frequency referenced to GPS has grown with the increased use of digital wireless communication and is now, in addition to more traditional uses in the aerospace, utility and broadcast industries, being incorporated into wireless, computer and high-speed wireline networks.

TECHNOLOGY OVERVIEW

     THE PRECISION CLOCK

     The basic clock consists of an oscillator and a counter. While early clocks used pendulums as the oscillator, today, piezoelectric quartz crystals or atomic atoms such as rubidium or cesium are used as the resonating reference. In either instance, a counter tracks the number of oscillations and translates that into a common time increment, usually a second. High quality quartz oscillators are the most common oscillators found in precision time and frequency clocks.

     Once a precision clock has been built it is possible to maintain accurate time and generate precise signals, also called frequencies. Accurate time is used in time stamping applications such as telecommunications billing and electronic transactions and can be transferred to other devices for purposes of synchronization. Frequency generation benefits from an accurate clock because it becomes possible to create repetitive signals with respect to a very precise time interval, including high frequency sine waves or digital pulses, both of which are used in many telecommunications applications.

     IMPROVING ON THE PRECISION CLOCK

     Quartz based clocks are subject to physical factors that effect the overall clock accuracy and stability. The two primary contributors to clock error are temperature changes and aging. The oscillation frequency of the quartz crystal can speed up or slow down depending on variations in temperature. Similarly, the oscillation frequency of a quartz crystal changes over time. Combined, these two factors cause the clock to drift, resulting in incorrect time and a shift in the output frequencies.

     The resonant frequency of the quartz crystal can be adjusted to correct for physical factors contributing to the clock error. Much like a person periodically adjusts a wristwatch to the correct time, an oscillator can be periodically adjusted to the correct frequency. This technique is called oscillator disciplining. One factor that distinguishes one precision clock from another is how well the oscillator is disciplined to an external time reference. One of TrueTime's areas of expertise is in superior oscillator disciplining technology to create extremely accurate and stable clocks.

     An external time reference is typically another clock of higher accuracy and precision than the local clock being disciplined. The time base used in all precision clocks is known as Universal Time Coordinated, or UTC. UTC is maintained in the United States by the U.S. Naval Observatory, or USNO, in Washington, D.C. The National Institute of Standards and Technology, or NIST, plays a major role in distributing that time for commercial use. Oscillator disciplining focuses on the UTC time transfer mechanism from the reference to the local clock and the accuracy of that time transfer.

     UTC time is made available for synchronization in several different ways with varying degrees of accuracy. The primary means of synchronization to UTC are via the following references:

     - GPS

     - Internet/network clocks

     - AM radio broadcasts

     - Dial-up phone connections

     Timing for GPS is maintained by the U.S. Air Force, using time directly from the USNO. NIST is responsible for time distribution using the other techniques. TrueTime manufactures clocks that use all of these references. The timing accuracy provided by GPS, however, is so superior that it has become the external timing reference of choice.

     GPS AS A TIME REFERENCE

     GPS is best known for its tremendous impact on markets that are focused on geographical position. Aviation and marine navigation, as well as land surveying and car navigation systems, now enjoy positioning accuracy levels never seen in the past. However, very precise time is integral in determining an accurate position when using a satellite based navigation system.

     Each GPS satellite has on board several atomic clocks that are precisely synchronized to UTC. Coded signals are broadcast by each of the 24 GPS satellites with the exact time and the position of each satellite. GPS receivers use an antenna to receive the signals and special semiconductor chip sets to decode them to calculate the position of the antenna. By using a GPS receiver, optimized for time and not position, it is possible to get timing accuracy's of plus or minus 1 millionth of a second to UTC. TrueTime's low end products provide this level of accuracy. By applying sophisticated GPS tracking algorithms developed by TrueTime to discipline clock oscillators, an accuracy of 40 billionths of a second to UTC is routinely achieved in our products.

     A significant advantage offered by GPS compared to any other time reference is the worldwide availability of the signals. GPS satellites continuously orbit the earth broadcasting the coded signals. Provided the GPS antenna on the receiving device can receive the signals, precise synchronization to UTC is possible anywhere on the planet. This facilitates an accurate and common time base to synchronize systems across a country or around the world. Events on one continent can be very closely correlated with events on others. Similarly, widely distributed networks such as the Synchronized Optical Network, or SONET, that carries most of the long haul voice traffic in the U.S., can be precisely synchronized to improve efficiency and bandwidth use.

     OUTPUTS OF THE PRECISION CLOCK

     As a clock becomes more and more precise, the applications shift from providing the precise time to generating very high quality frequencies. Applications for precision clocks generally fall into one of three categories: precise time, frequency generation, and time transfer.

     Precise Time. Precise time is a measurement that tells the user what the exact time is. A common application for precise time is time stamping of electronic transactions or data. Electric power utilities also use precise time to measure and maintain operating current and locate transmission faults in the system. For scientific applications, precise time is used to time tag events with very high resolution for comparison with other events. Even directives such as the Emergency 911 initiative for locating cellular based callers will require precision time stamping. Current state-of-the-art time stamping is to the millionth of a second referenced to UTC.

     Frequency Generation. The generation of signals such as high frequency sine waves, or a once per second pulse, benefits from a precision clock. Externally disciplined precision clocks can create near perfect waveforms and pulses and can be precisely synchronized with a superior external reference, such as GPS. The fastest growing application for GPS referenced precision clocks is the generation of pulses and frequencies for telecommunications systems. For example, many current wireless base stations use precision GPS references to provide the signals used to create the carrier frequency and to coordinate handoffs between cell sites. Frequency generation also includes high frequency digital pulse generation. These signals are widely used to synchronize communications networks and form the basis for signals that will carry data over networks and satellite systems.

     Time Transfer. Time transfer is an integral part of synchronization. It is not feasible to place a precision clock with every computer or instrument that requires precise time. Time distribution then becomes a critical role of the precision clock. The most cost effective ways to distribute time are via wires such as computer serial cables, coaxial cables or ethernet networks.

     A popular time transfer technique in military and aerospace applications involves time codes sent over coaxial cables. These codes have been standardized and are known as Inter-Range Instrumentation Group, or IRIG, time codes. IRIG codes are used to synchronize most of the military and government test ranges and launch facilities across the U.S. They are also the primary means to synchronize computers to one millionth of a second to each other.

     The fastest growing time transfer technique, and the one with the greatest potential, uses ethernet networks or the Internet as the transfer medium. Using a client server technique known as the Network Time Protocol, or NTP, a single precision clock configured as a time server can synchronize tens of thousands of client computers per hour. A packet exchange initiated by the client computer to the time server can synchronize the client to the satisfactory level for such purposes of one thousandth of a second to the time server.

TRUETIME'S SOLUTIONS

     TrueTime meets the growing timing and frequency needs of modern communication and computer systems by using the following technologies:

     GPS Technology -- We strive to develop state-of-the-art products using current GPS timing references. GPS signals are the most accurate, widely available and cost-effective source of timing references today. We are continually working on next-generation designs and applications to maintain and advance our GPS technologies.

     Oscillator Selection and Control -- We generally use a quartz crystal oscillator as a fundamental component in our precision timing products. Using and controlling an extremely stable oscillator is critical to maintaining accurate time and frequencies, especially if synchronization reference sources are lost (such as the loss of satellite signals when a GPS antenna is accidentally damaged). We believe that we have strong relationships with our oscillator suppliers and a variety of technological advantages in the ability to test, select and control high-stability oscillators.

     Real-Time Operating Systems -- We incorporate real-time operating systems in our newest products. These operating systems are required to control precision timing devices and frequency sources and to process data in real time without introducing timing delays and synchronization problems. We believe this provides us with advantages in next-generation applications that will speed the introduction of new products.

     Internet Interfaces -- We produce precision timing devices that can be controlled using a browser over the Internet or through a local area network. This permits the user to control the unit from anywhere in the world. We believe this is an essential step in the future of networked equipment. Additionally, we produce a series of NTP products that allow customers to synchronize computers and other equipment over the Internet.

TRUETIME'S PRODUCTS AND SERVICES

     We offer a wide variety of precision clock products upon which we have built a reputation for quality and diversity. Our products can generally be divided into the following broad categories:

     Precise Time and Frequency Products -- We manufacture precision time products that allow our customers to keep accurate time within 40 billionths of a second. In many ways, our precise time products are similar to clocks and stopwatches -- our clocks tell us the time of day and allow us to measure the time interval between when an event starts and when it stops. The difference between conventional time measuring devices and our precise time products lies in the accuracy of the measurements. To place the accuracy of our clocks in perspective, a clock which accumulates a 40 billionths of a second time error over a 24 hour period will require more than 500,000 years to accumulate an error of one second.

     In the last three fiscal years, approximately 70% of our revenues were from the sale of our timing products that use GPS as a timing reference for continuously disciplining our oscillators, the fundamental component that determines the accuracy of our time and frequency products.

     Quartz-based clocks are subject to numerous physical factors that affect the overall clock accuracy and stability, including temperature changes and aging. We rely upon GPS as a reference for continuously disciplining our oscillators. GPS provides 24 hour worldwide coverage that is not affected by weather conditions. The coverage of the 24 satellites in six near-polar orbits together with numerous ground monitoring/verifying stations produces a readily available and highly accurate timing reference with state-of-the-art reliability and performance. However, GPS navigation receivers tend to deliver compromised results when used as a time and frequency receiver. To overcome this shortcoming in a standard GPS receiver, we have developed proprietary receiver technology optimizing time and frequency that utilizes commercially available GPS electronics. For our older products utilizing a standard GPS receiver, we employ proprietary algorithms and firmware to extract optimal accuracy and stability from the clock measurements provided by the GPS core receiver. We believe our products contain superior oscillator disciplining technology which enables us to offer extremely accurate quartz oscillator timing products.

     Computer Plug-In Cards -- We manufacture a broad line of precision timing products in the form of plug-in cards for computers. These cards provide precise timing capabilities to computers equipped with very common bus components. Aside from providing accurate time measurement, these cards can provide a variety of time and frequency and other time outputs and functions, as well as time transfer for synchronization. Currently, plug-in cards connected by cables provide one of the easiest and most accurate ways to synchronize the clocks of two or more computers. We also offer state-of-the-art software development tools to speed the integration of these cards into software applications, which may save software developers significant time and money.

     Computer Network Time Servers -- We manufacture several products for computer network time distribution. These products provide an extremely powerful and efficient manner in which to bring entire networks of computers into precise time synchronization. Designated computers run programs in the background that periodically correct the time of each local computer to that of the time server. As a result, we believe that network synchronization of thousands of computers to an accuracy of a second or less is achievable using these products. With the pervasive growth of the Internet and e-commerce and increasing electronic transactions, we believe that the demand for such synchronization products will continue to increase.

     Time Code Products -- We offer a wide variety of time code generation, translation and synchronization products, including timing output options for our precise clocks. A time code is a data format for recording and processing time measurements. Time codes arose from the need to synchronize the instruments used to monitor the many aspects of a real time weapons test and to share the collected data with others monitoring the same test at different locations. Time codes provide the digital data format necessary for computers to transfer and correlate encoded time data among computers in a highly accurate manner.

     Time Displays -- We manufacture a variety of time displays. These one-half-inch to four-inch light-emitting diode, or LED, displays often present a variety of information including the time of day, frequency information regarding system electrical current, or "countdown-to-launch" arrays. In many cases, the display is sold as an accessory to a precision clock to display the precise time in an instrument rack or control room.

TRUETIME'S CUSTOMERS

     Our customers are businesses and government agencies that have sophisticated and demanding needs for timing with greater accuracy and resolution than available from conventional time measuring devices. Our major customer groups include:

     Telecommunication Companies -- Telecommunication companies are continually seeking to deliver greater bandwidth and connectivity to transmit data reliably at faster speeds. Wireline telephone companies that transmit audio, video and other data over wires encounter many problems if timing or synchronization is not precise. These problems include unreadable facsimiles and corrupted or lost data as well as frozen images on video conference screens. Similarly, wireless telephone carriers using cellular or satellite communication need precise time and synchronization to avoid static and blocked calls. Many of our customers require customized form, fit, and function of our technology to meet their specific needs.

     Computer Networks -- Our customers include computer network designers and users because today's computer network technology is characterized by increasingly faster data transfer and throughput rates. Most major national and worldwide businesses operate large computer networks. The operation of computer networks is also becoming standard for many smaller businesses. Synchronization of timing in the network can increase the quality of data transmission and reduce the risk of system downtime.

     Aerospace Industry and National Defense -- Among our long-standing customers are many different government agencies, including the U.S. Department of Defense, NASA and the State Department, as well as organizations operating test ranges for the Department of Defense. These customers make measurements of fast moving objects such as aircraft, weaponry projectiles, missiles and spacecraft. These customers also need highly accurate clocks to record critical, high-resolution measurements and gather required data for events that are changing rapidly.

     E-commerce -- The amount of data being transmitted over the Internet is expanding rapidly because of the growing number of users and the increasing range of data-intensive activities for which the Internet is used. Businesses increasingly enhance their reach to customers and suppliers with applications such as electronic commerce, supply chain management, global marketing and customer support via the Internet. Consumers use the Internet to communicate, collect and publish information, make retail purchases and access online entertainment. These network-based businesses and consumer activities require the transmission of increasingly large amounts of data quickly and reliably. Management of this data amongst our customers is imperative. Our products provide these customers with an accurate time stamping reference, allowing them to more efficiently manage such data.

     Power Utilities -- Our power utility customers use precise time to maintain a precise frequency of 60 Hz for the electricity that literally runs our nation. Precise monitoring and control of the power line alternating current frequency helps to prevent power brown-outs and black-outs. Precise timing also aids in the location of power line faults.

     Television Broadcasting -- Television stations need both accurate time and frequency references to keep their transmissions synchronized, their transmitters operating at the correct frequency and to switch between feeds cleanly. Our GPS timing products provide both time and frequency outputs for these purposes.

     In fiscal year 2000, we sold our products to more than 1,000 customers. Our customers include companies that order a large number of very similar products, as well as customers that order a small number of special order products. The majority of our sales are made to numerous and usually repeat, customers who purchase small quantities of multiple types of products and who often have custom or semi-custom specifications. For larger orders, we often deliver multiple types of products to multiple locations. The diversity of our customers requires significant customer support, flexible manufacturing and a wide array of product inventory. Our engineering and manufacturing operations and business systems have been adapted for fast-turn, customer-specific product variations. We believe that the size and diversity of our customer base reduces the business risk inherent in dependence on a small number of large-volume customers. The large number of our customers results in many customers generating relatively small amounts of sales.

     Among our largest customers during the last three fiscal years have been separate purchasing arms of the U.S. military services and Hughes Network Systems, Oscilloquartz, S.A., Lockheed Martin Corporation, Motorola, Inc., Raytheon Systems Company, Novacom Microwave, LTD, Litton Denro and NASA. Generally, our largest customers tend to change or rotate from year to year, although U.S. governmental units or prime contractors to the government are consistently among our largest customers. During fiscal years 1998, 1999 and 2000, purchases by the U.S. Army comprised approximately 10%, 18%, and 13% respectively, of our sales. Similarly, during fiscal year 1998, purchases by Hughes Network Systems accounted for 10% of our sales. Sales to the U.S. government, as a whole, comprised 23%, 28% and 36% of our sales during fiscal years 1998, 1999 and 2000, respectively.

SALES AND MARKETING

     In fiscal years 1998, 1999 and 2000, approximately 18%, 16% and 19%, respectively, of our sales have been in international markets, but we are attempting to increase our international marketing efforts. We market and sell our products through three primary channels:

     Sales Representatives -- More than 85% of our orders come through our 43 domestic and worldwide sales representative organizations. These representatives are independent firms, each assigned a geographical area for promoting and selling TrueTime products. Representatives covering our domestic sales areas receive commissions on the sales generated in their areas, but TrueTime actually confirms and invoices the sale to the customer. Our arrangements with our international representatives are different in that these representatives buy our products at a discount and then resell the products to their customers at prices dictated by their local market conditions.

     Direct Contact by TrueTime Employees -- We have 29 employees in our Sales and Marketing Departments, including our customer service personnel. Thirteen of these employees are Business Development and Sales Development Managers and are in direct contact with our customers. Most of the other employees work in marketing communications or customer service. We place special emphasis on making sure our products are performing within specifications and our customers are satisfied doing business with TrueTime.

     Value Added Resellers (VARs) -- To facilitate sales of our computer networking products we have entered into contractual relationships with several Value Added Resellers. These resellers purchase our products at a discount and integrate them into the total solution they are delivering to their end customers.

     Sales and Marketing via Internet -- We have established an Internet website for extending the reach of our marketing and sales efforts. Our website provides added convenience for our customers who are increasingly using the Internet for choosing and purchasing products that meet their needs. Because of the growing importance of our Internet link to customers, we are committed to the continual enhancement of our website and improvement of our procedures for responding to customer inquiries received through our website.

     Because we typically turn our orders on hand up to five or more times per year, we do not regard so-called "backlog" as an indicator of our future prospects.

TRUETIME'S COMPETITION

     The development, manufacture and sale of precise time and frequency products is an intensely competitive industry. Companies offering products in the GPS timing field range from separate timing divisions in very large companies to small stand alone companies with revenues of less than $1 million annually. Our principal competitors are Datum, Inc., Zyfer (an Odetics, Inc. division), Trak Systems, Inc. (a Veritas Corporation subsidiary), Trimble Navigation Ltd, and Symmetricom. In addition, more than a dozen companies produce products that are sold into the time and frequency markets as indirect competition. These competitors consist primarily of component suppliers or integrated system suppliers. As we continue to grow, we will likely encounter these firms as more direct competitors. In general, most of our competitors have more financial resources than we do, and may be capable of offering more attractive packages for retaining and recruiting employees.

INTELLECTUAL PROPERTY

     Our success depends to a significant degree upon the preservation and protection of our product and manufacturing process designs and other proprietary technology. Historically, we have not filed patents to protect our intellectual property, but have instead relied upon the confidential handling of our designs, nondisclosure agreements with employees and trade secret law to protect our product designs. Only recently have we decided to begin filing for formal patents. Accordingly, our proprietary products are subject to examination and possibly "reverse engineering" by our competitors. While we hope our intellectual property is adequately protected by our confidential trade-secret protection plans and programs, we cannot be sure that our competitors will be prevented from gaining access to our proprietary and confidential technologies. The use of our technology by others could eliminate any competitive advantages we may have and cause us to lose sales. Moreover, the laws of other countries where we market our products may afford even less protection for our intellectual property.

     Some of our trade identifiers and product names have been trademarked, including our name, "TrueTime."

     We currently have a patent pending related to packet based synchronization techniques and will seek to protect future technological developments through the patent process. Currently, however, no single patent, trademark or group thereof is considered essential to the success of TrueTime. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and costly, even if we were to prevail. There are no proceedings currently pending relating to our intellectual property.

REGULATORY MATTERS

     Our operations are subject to numerous local, state and federal laws and regulations. While we do not foresee the need for significant expenditures to ensure continued compliance with current environmental protection laws, regulations in this area are subject to change, and we cannot be sure that future laws and regulations will not have a material adverse effect on our company. We use very few chemicals or other hazardous materials in our operations and do not expect that significant costs will be incurred in continuing to comply with existing environmental and other laws. We can offer no assurance that future laws or regulations will not increase the costs of compliance, and this could have a materially adverse effect on our company.

MANUFACTURING OPERATIONS AND FACILITIES

     Currently, we operate out of two facilities in Santa Rosa, California. Our primary facility (approximately 25,000 square feet) houses our Engineering, Manufacturing, and a portion of our Administration departments. Our second facility (approximately 20,000 square feet) temporarily houses our Sales, Marketing, and the balance of our Administrative functions under a month-to-month arrangement and will be vacated shortly. During the second quarter of fiscal year 2000, TrueTime entered into a lease for a 70,000 square foot manufacturing and corporate facility in Santa Rosa, California, and expects to consolidate operations into this single facility in January 2001. The lease is for an initial term of fifteen years with three five-year options to extend the lease. We expect to be able to sublease our primary facility (which does not expire until 2008) on favorable terms. Expenses related to moving our furniture and equipment, as well as expenses for preparing our old building for sublease are not expected to exceed $100,000. Our construction in process as of September 30, 2000 is approximately $863,000. Total costs for these tenant improvements are estimated to be $1,385,000 at the completion of the project. Further, the new facility will have rental expenses greater than those of the original facilities by about $235,000 per quarter for a total rental expense of approximately $312,000 per quarter.

     We use our production capacity to support top-level assembly and modification and to conduct sophisticated tests of our products. We subcontract base-level fabrication, low-level assembly and surface mount production to key suppliers with expertise in these areas. All operations are performed under TrueTime's ISO 9001 certification.

RESEARCH AND DEVELOPMENT

     In fiscal 2000, we spent $3.2 million developing a GPS receiver technology that is optimized for time and frequency applications, next generation time servers, and several technology building blocks that will be used in our next generation products anticipated to be released in fiscal years 2001 & 2002. In fiscal 1999, we spent $2.2 million developing network time servers, network interface features and higher levels of integration and capabilities in GPS and real time operating systems. In fiscal 1998, we spent $1.9 million building the research and development organization and developing the initial core technology platform for new products.

SUPPLIERS

     We depend upon our suppliers for parts and services. Most of our parts and services are obtainable from multiple sources, although some parts and services are obtainable from only one source. Currently, Trimble Navigation Limited provides most of our supply of a key component for our GPS-based products. While to date we have not had difficulty obtaining these parts and services, if single-source products or services were to become unavailable, our ability to provide products would be materially affected. We believe that advances and investment in development technologies and modular designs will allow us to respond quickly if part availability affects production, but there can be no assurance as to that circumstance.

     Our current delivery times have been affected from time to time by disruptions in the supply chain. Current deliveries range from (1) one to two days for standard products kept in inventory, (2) two weeks to 45 days for products that require configuration and (3) 60 to 90 days for custom products that must be specially built to our customers' specifications.

     We sell on open account. Therefore, we use working capital to pay for the wages of our employees and to carry inventories and accounts receivable pending collections from our customers.

EMPLOYEES

     As of September 30, 2000, we employed 131 people on a full-time basis, 128 of whom work at our facility in Santa Rosa, California. We have never experienced a work stoppage and none of our employees is unionized. Over one half of our employees have scientific and technical backgrounds.

CORPORATE INFORMATION

     In 1991, OYO Corporation U.S.A., a Texas corporation and wholly-owned subsidiary of OYO Corporation, a Japanese corporation, acquired our business as part of its acquisition of Kinemetrics, Inc., which manufactures and sells earthquake monitoring instrumentation. Shortly after acquiring Kinemetrics, OYO U.S.A. established a new California corporation named TrueTime, Inc., and transferred the ownership of the Kinemetrics/TrueTime business to the newly established corporation. In November 1999, we were incorporated in Delaware and we became a publicly traded company in December 1999.

ITEM 2. PROPERTIES

     See Item 1 for information with respect to properties. We believe that our facilities are adequate for our current and immediately projected needs.

ITEM 3. LEGAL PROCEEDINGS

     We are not aware of any current or pending litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock began trading on the Nasdaq National Market on December 17, 1999, under the symbol "TRUE." Before that time, there was no market for our common stock. On December 8, 2000, there were approximately 3,932 holders of record of our common stock.

     The following table presents the range of high and low bid quotations for our common stock during the year ended September 30, 2000, our first year as a public company, as reported by The Nasdaq Stock Market, Inc.

YEAR ENDED SEPTEMBER 30, 2000:                                 LOW      HIGH
------------------------------                                ------   -------
First Quarter...............................................  $6.250   $ 8.750
Second Quarter..............................................   6.135    15.500
Third Quarter...............................................   2.750     7.500
Fourth Quarter..............................................   2.500     5.813

     Historically, we have not paid dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We presently intend to retain earnings for use in our business, with any future decision to pay cash dividends dependent upon our growth, profitability, financial condition and other factors the Board of Directors may deem relevant.

     The Company commenced the initial public offering (the "Offering") of its common stock on December 16, 1999 pursuant to a Registration Statement on Form S-1 (Registration No. 333-90269), which was declared effective by the Securities and Exchange Commission on December 16, 1999. The Offering was terminated upon that sale of all of the securities covered by such Registration Statement. The Company has used approximately $4,483,000 of the initial net proceeds of $8,642,668 from the offering for day to day working capital requirements. As of September 30, 2000, the Company had invested unused net proceeds of the Offering in the amount of approximately $4,160,000 in short-term money market investments.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth certain selected historical financial data of the Company.

     The following statement of operations data for the years ended September 30, 1998, 1999 and 2000, and the balance sheet data as of September 30, 1999 and 2000, are derived from our audited financial statements appearing elsewhere in this Form 10-K. The statement of operations data for the year ended September 30, 1997 and the balance sheet data as of September 30, 1998 were derived from our audited financial statements not included herein. The selected financial data shown below as of September 30, 1996 and 1997, and for the year ended September 30, 1996, are derived from our unaudited financial statements. In our opinion, such unaudited financial information includes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our results of operations for the periods then ended and our financial position as of such date. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes thereto included elsewhere in this Form 10-K.

                                                          YEAR ENDED SEPTEMBER 30,
                                               -----------------------------------------------
                                                1996      1997      1998      1999      2000
                                               -------   -------   -------   -------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
Sales........................................  $11,292   $13,894   $16,297   $20,645   $21,106
Cost of sales................................    5,111     5,783     7,537     9,076     9,646
                                               -------   -------   -------   -------   -------
Gross profit.................................    6,181     8,111     8,760    11,569    11,460
Operating expenses:
  Selling, general and administrative........    2,960     3,906     4,395     5,905     7,153
  Research and development...................    1,840     1,855     1,873     2,155     3,190
                                               -------   -------   -------   -------   -------
          Total operating expenses...........    4,800     5,761     6,258     8,060    10,343
                                               -------   -------   -------   -------   -------
Income from operations.......................    1,381     2,350     2,492     2,509     1,117
Interest and other income (expense), net.....       37        10       249       305       548
                                               -------   -------   -------   -------   -------
Income before income taxes...................    1,418     2,350     2,741     3,814     1,665
Provision for income taxes...................      588       964     1,122     1,547       681
                                               -------   -------   -------   -------   -------
Net income...................................  $   830   $ 1,396   $ 1,619   $ 2,267   $   984
                                               =======   =======   =======   =======   =======
Earnings per share -- basic and diluted......  $  0.21   $  0.35   $  0.40   $  0.57   $  0.18
Weighted average shares outstanding as
  adjusted for reincorporation -- basic......    4,000     4,000     4,000     4,000     5,514
                     diluted.................    4,000     4,000     4,000     4,000     5,610

                                                          YEAR ENDED SEPTEMBER 30,
                                              ------------------------------------------------
                                               1996      1997      1998      1999       2000
                                              -------   -------   -------   -------    -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA
Cash and cash equivalents...................  $    --   $    --   $    38   $ 3,539(1) $ 7,884
Working capital.............................    6,030     7,381     8,641    10,808     18,729
Total assets................................    9,071    11,018    12,160    15,491     24,413
Stockholders' equity........................    7,471     8,867    10,486    12,753     22,423

---------------

(1) Includes $3,500,000 which was transferred in October 1999 to OYO USA pursuant to a trust arrangement under which TrueTime was the sole beneficial owner of the trust assets. The trust was established to maximize the return on our assets available for investment until such time that we established our own short-term investment program. On December 1, 1999, the trust agreement was terminated and the cash and cash equivalents held in trust were distributed to TrueTime.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the major elements of our financial statements. You should read this discussion and analysis together with our financial statements and accompanying notes and other detailed information appearing elsewhere in this Form 10-K. Our discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on assumptions that we consider to be reasonable, but that could prove to be incorrect. For more information regarding our assumptions, you should refer to "Forward Looking Statements".

OVERVIEW

     In recent years, the time and frequency industry has undergone changes in

     - its conversion from other timing sources to primarily GPS sources,

     - the increasing utilization of timing and frequency in computer networks and the Internet, and

     - the increasing need for higher-accuracy frequencies for broader-communications bandwidth in wireline, wireless and satellite communications.

     We have developed and introduced products for these and other markets that have contributed to increased sales. As a result, sales have increased from $11.3 million in the fiscal year 1995 to $21.1 million in the fiscal year 2000.

     We generate revenues primarily from sales of our products. We also receive small amounts of revenue, which are included in sales, from service and non-recurring engineering charges. We record sales when a product ships and title passes. In fiscal 2000, our sales came from over 1,000 different customers and we sold dozens of different products.

     We ship most products within 60 days of the date they are ordered, so order backlog is not a satisfactory predictor of our future performance. Since we do not maintain a substantial backlog and customer ordering patterns fluctuate, we experience variations in results from quarter to quarter.

     Cost of goods sold includes direct material, direct labor and the overhead associated with the manufacturing of products.

     We expense selling, commissions, general and administrative costs in the period in which they are incurred. Research and development costs are also expensed as they are incurred. Capital expenditures are capitalized and depreciated, usually over a five-year life.

RESULTS OF OPERATIONS

     The following table sets forth for fiscal 1998, 1999 and 2000, the percentage of income statement items to total sales:

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                               1998     1999     2000
                                                              ------   ------   ------
Sales.......................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   46.2     44.0     45.7
                                                              -----    -----    -----
Gross Profit................................................   53.8     56.0     54.3
Operating expenses:
  Selling, general and administrative.......................   27.0     28.6     33.8
  Research and development..................................   11.5     10.4     15.1
                                                              -----    -----    -----
          Total operating expenses..........................   38.5     39.0     48.9
                                                              -----    -----    -----
Income from operations......................................   15.3     17.0      5.4
Interest and other income, net..............................    1.5      1.5      2.5
                                                              -----    -----    -----
Income before income taxes..................................   16.8     18.5      7.9
Provision for income taxes..................................    6.9      7.5      3.2
                                                              -----    -----    -----
Net income..................................................    9.9%    11.0%     4.7%
                                                              =====    =====    =====

YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO YEAR ENDED SEPTEMBER 30, 1999

     Sales. Sales for fiscal 2000 were $21.1 million, an increase of $461 thousand, or 2.4%, from $20.6 million in fiscal 1999. The increase in sales is attributable to the increased demand for the newly released versions of our network timeservers.

     Cost of Sales. Cost of sales for fiscal 2000 was $9.65 million, an increase of $570 thousand, or 6.3%, from $9.08 million in fiscal 1999. Cost of sales increased as a percentage of total sales to 45.7% in fiscal 2000 from 44.0% in fiscal 1999. Such percentage increase is the result of a less profitable product mix as well as the write-off of certain obsolete, excess or slow-moving inventories.

     Operating Expenses. Operating expenses for fiscal 2000 were $10.3 million, an increase of $2.2 million, or 27.2%, from $8.1 million in fiscal 1999. Operating expenses increased as a percentage of total sales to 48.8% in fiscal 2000 from 39.0% in fiscal 1999. Selling, general and administrative expenses for fiscal 2000 were $7.2 million, an increase of $1.3 million, or 21.1%, from $5.9 million in fiscal 1999. Selling, general and administrative expenses increased as a percentage of total sales to 33.8% in fiscal 2000 from 28.6% in fiscal 1999. These increases are the result of investments in our infrastructure to position the Company for entering our new commercial markets. These investments have included an enterprise wide computer software and hardware system, the establishment of a regional field sales management structure, increased advertising, the launch of a public relations campaign, initial investments in establishing a "value added reseller" sales channel and the additional administrative costs of being a public company. Research and development expenses for fiscal 2000 were $3.2 million, an increase of $1.0 million, or 45%, from $2.2 million in fiscal 1999. Research and development expenses increased as a percentage of total sales to 15.1% in fiscal 2000 from 10.5% in fiscal 1999. This increase is the result of investments in state of the art electronic design tools and additional engineering resources. We have also established a manufacturing engineering group which has been given the responsibility of insuring the manufacturability of our next generation products through the installation of a Product Data Management System. This system is intended to reduce the new product introduction cycle time and to more efficiently integrate new products into the manufacturing process.

     Interest and Other Income (Expense), Net. Interest and other income (expense), net for fiscal 2000 was $547,554, an increase of $242,463 or 79.4%, from $305,000 in fiscal 1999. This income was earned on our cash deposits held in our market investment account. Such increase is attributable to the interest on the cash generated from our initial public offering in December 1999.

     Income Taxes. TrueTime's effective income tax rate for the year ended September 30, 2000 was 40.9% compared to 40.6% for the year ended September 30, 1999. Our effective income tax rate differs from the statutory federal rate of 34% primarily as a result of the effect of state income taxes.

YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO YEAR ENDED SEPTEMBER 30, 1998

     Sales. Sales for fiscal 1999 were $20.6 million, an increase of $4.3 million, or 26.4%, from $16.3 million in fiscal 1998. The increase in sales is attributable to increased demand for our products, the introduction of new products and an increased number of customers purchasing our products during the year.

     Cost of Sales. Cost of sales for fiscal 1999 was $9.1 million, and increase of $1.6 million, or 21.3%, from $7.5 million in fiscal 1998. Cost of sales decreased as a percentage of total sales to 44.0% in fiscal 1999 from 46.2% in fiscal 1998. Such percentage decrease is the result of decreased material, labor and overhead costs as a percentage of sales resulting from economies of scale.

     Operating Expenses. Operating expenses for fiscal 1999 were $8.1 million, an increase of $1.8 million, or 28.6%, from $6.3 million in fiscal 1998. Operating expenses increased as a percentage of total sales to 39.0% in fiscal 1999 from 38.5% in fiscal 1998. Selling, general and administrative expenses for fiscal 1999 were $5.9 million, an increase of $1.5 million, or 34.1%, from $4.4 million in fiscal 1998. Selling, general and administrative expenses increased as a percentage of total sales to 28.6% in fiscal 1999 from 27.0% in fiscal 1998 because we increased our sales, customer service and administration teams to support further growth. Research and development expenses for fiscal 1999 were $2.2 million, an increase of $300,000, or 15.8%, from $1.9 million in fiscal 1998. Research and development expenses decreased as a percentage of total sales to 10.4% in fiscal 1999 from 11.5% in fiscal 1998 because we did not increase research and development expenses as fast as we increased sales.

     Interest and Other Income (Expense), Net. Interest and other income (expense), net for fiscal 1999 was $305,000, an increase of $56,000, or 22.5%, from $249,000 in fiscal 1998. This income was earned on our cash deposits held in OYO USA's central cash management system. Such increase is attributable to an increase in the level of our deposits held by OYO USA.

     Income Taxes. TrueTime's effective income tax rate for the year ended September 30, 1999 was 40.6% compared to 40.9% for the year ended September 30, 1998. Our effective income tax rate differs from the statutory federal rate of 34% primarily as a result of the effect of state income taxes.

TERMINATION OF CASH MANAGEMENT AND COST SHARING ARRANGEMENTS

     As a wholly-owned subsidiary of OYO USA, we previously participated in OYO USA's central cash management system and received an allocation of investment earnings on our cash deposits held by OYO USA. In addition, we were allocated our share of certain costs from OYO USA related primarily to accounting, tax and employee benefit matters. Upon completion of our initial public offering, the Company terminated all such arrangements with OYO USA and began operating as a stand-alone entity. The investment earnings and shared costs allocated to us by OYO USA have not been materially different from the investment earnings and costs that we would have earned and incurred as a stand-alone entity. The termination of these arrangements did not have a material impact on our net sales or income from operations or cause a material change in the relationship between costs and sales.

LIQUIDITY AND SOURCES OF CAPITAL

     Historically, we have financed our operations through operating cash flow. However, cash provided by operating activities was a negative $2.7 million in fiscal 2000 as compared to a positive $1.6 million in fiscal 1999. The net decrease of $4.3 million is primarily the result of a decrease in net income of $1.3 million during fiscal 2000, an increase in the change in operating assets in the amount of $1.0 million principally resulting from increasing inventories related to a broader product offering and to support next day shipping on specific products and a decrease in the change in operating liabilities of $1.8 million principally resulting from lower accrued expenses due to a decision not to pay management and employee bonuses for fiscal 2000. Cash provided by operating activities was $1.6 million in fiscal 1999 as compared to $900,000 in fiscal 1998. The net increase of $700,000 was primarily the result of an increase in net income of $600,000 during fiscal 1999, as adjusted to include an increase in depreciation and amortization of $100,000 from investments made in machinery and equipment, an increase in the change in operating assets in the amount of $1.5 million principally resulting from increased accounts receivable and inventories, and an increase in the change in operating liabilities of $1.5 million principally resulting from increased trade accounts payable related to the increase in inventories and increased accrued expenses related to an increase in employees.

     We previously participated in OYO USA's central cash management system in which the net cash provided or used by our operations was transferred to or from OYO USA on a daily basis. Our books generally reflected a receivable for the cumulative amount by which the cash provided by operating activities, including current income taxes allocated from OYO USA, exceeded our working capital and capital expenditure requirements. The change in this receivable was an investing cash flow activity, which amount was $433,000 at September 30,1999 as compared to $2.7 million at September 30, 1998. The decrease resulted from the collection of $3.5 million from OYO USA in September 1999 for the preliminary and partial settlement of our receivable balance. The receivable was $2.7 million at September 30, 1998 as compared to $2.5 million at September 30, 1997. The increase resulted from the excess of operating cash flows generated in fiscal 1998 over capital expenditures. TrueTime separated from OYO USA's central cash management system following our initial public offering in December, 1999 and received the $433,000 from OYO USA at that time. Beginning October 1, 1997, OYO USA implemented a policy of crediting interest on the receivable balance, excluding the reduction in the receivable balance for allocated current income taxes. Interest credited and added to the receivable balance was $305,000 for fiscal 1999 and $249,000 for fiscal 1998.

     In October 1999, we transferred $3.5 million to OYO USA subject to the terms of a trust agreement with OYO USA. Under the terms of the trust agreement, OYO USA acknowledged and agreed that it held

$3.5 million, plus the investment income earned thereon, for our benefit and would manage the trust assets as part of its other cash management activities. This action was taken to maximize the return on our assets available for the investment until such time that we established our own short-term investment program. On December 1, 1999, the trust was terminated and the trust assets (consisting of cash and cash equivalents) were distributed to us.

     Other investing activities consist principally of capital expenditures. Capital expenditures for investments in machinery and equipment were $534,000 for fiscal 2000, $442,000 for fiscal 1999, and $632,000 for fiscal 1998. In fiscal 2000 there were capital expenditures of $898,000 for computer hardware and software in connection with the implementation of a new computer system. In addition there were capital equipment write-offs in fiscal 2000 of approximately $52,000 net book value. We have entered into a long-term lease agreement on a new larger manufacturing and office facility of approximately 70,000 square feet into which we intend to move in the first quarter of fiscal year 2001. We have used approximately $862,000 of our working capital to build out and equip the new manufacturing and office facility. We are currently looking to obtain financing for the purchase of furniture and other leasehold improvements on our new building. The Company has committed approximately $92,000 in fiscal year 2001 for capital expenditures on design tools and test equipment for our research and development department.

     We do not have any indebtedness since operating cash flow and the proceeds of our initial public offering have satisfied our working capital and capital expenditure requirements. Although we have no current requirements for debt financing, in all likelihood, we will attempt to establish a facility with a bank to provide funds in the future if needed.

     We sell on open account with terms that usually require payment within 30 days of invoice. Many customers pay later than the agreed-upon terms allow, but generally not later than 30 days after the original due date. We had no write-offs for bad debts in fiscal year 1999, $14,000 in fiscal 1998 and $13,208 in fiscal 2000. We have included the effects of anticipated increased accounts receivable in our plans for future working capital requirements.

     Cash and cash equivalents were $7.9 million at September 30, 2000 as compared to $3.5 million at September 30, 1999. The increase reflects proceeds from our initial public offering in December 1999 and the related over-allotment option exercised in January 2000. Cash equivalents are invested on a short-term basis with a major bank and in investment grade, interest-bearing securities. We expect that the combination of cash and cash equivalents, cash flow from operations and the proceeds from the sale of stock should provide us with sufficient capital resources and liquidity to fund our operations during fiscal 2001 and support our strategy as described elsewhere in this document.

     Inflation has not had a significant impact on our operations to date.

FORWARD LOOKING STATEMENTS

     Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the captions "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included herein, including statements regarding potential future products and markets, the Company's future financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. We can give no assurance that such expectations will prove to have been correct. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results performance or achievements to differ materially from the Company's expectations are disclosed below under the heading "Risk Factors." Further, all written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

RISK FACTORS

     The following risks could impact our business and operations and should be considered by investors.

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

     WE RELY ON A LIMITED NUMBER OF SUPPLIERS FOR CERTAIN CRITICAL COMPONENTS, AND WE USE A SINGLE SUPPLIER FOR MOST OF OUR GPS-BASED COMPONENTS, MAKING US SUBJECT TO SUPPLY AND QUALITY CONTROL PROBLEMS.

     Most of our products incorporate certain components or technology supplied in part by third parties. From time to time, we experience delays and disruptions in our supply chain. To date, these delays and disruptions have not materially adversely affected our business, but they could do so in the future. Wherever possible, we try to develop multiple sources of supply, but we do not always succeed. To the extent that we experience significant supply or quality control problems with our vendors, these problems can cause us to have difficulty in controlling our quality and can have a significant adverse effect on our ability to meet future production and delivery commitments to our customers.

     Currently, Trimble Navigation Limited provides most of our GPS receivers, a key component for our older GPS-based products. In addition, Trimble has begun competing in markets similar to our own. While there can be no assurances that we can ensure continuous supply of these components, we have partially mitigated this risk by developing and integrating our own proprietary GPS receiver technology that is based upon widely available GPS chip sets. Further, this technology has been integrated into several of our newer products. If we are unable to obtain adequate supplies of Trimble's component for any reason or to successfully develop our own substitute technology, we will likely experience delays or reductions in production and increased expenses. Our operations will be negatively affected if we experience inadequate supplies of any key components

     OUR TRADE SECRETS, TRADEMARKS AND PATENTS MAY NOT BE ADEQUATE OR ENFORCEABLE AND OTHERS MAY USE OUR PROPRIETARY TECHNOLOGY.

     Historically, we have not generally filed patents to protect our intellectual property. While we hope our intellectual property is adequately protected by our confidential trade-secret protection plans and programs, we cannot be sure that our competitors will be prevented from gaining access to our proprietary and confidential technologies. Furthermore, although we have applied for a patent related to a computer network timing product, we can offer no assurances that a patent will be issued for this patent application or other future applications and, if issued, that any patent will be enforceable. If the protection of our intellectual property proves to be inadequate or unenforceable, others may use our proprietary developments without compensation to us and in competition against us.

     WE FACE THE RISK OF LITIGATION ALLEGING OUR INFRINGEMENT OF OTHER PEOPLE'S INTELLECTUAL PROPERTY RIGHTS.

     We do not know of any instances where our products violate the intellectual property rights of others or inappropriately use their technology. However, technology-based companies are often very litigious. Therefore, we face the risk of adverse claims and litigation alleging infringement of other people's intellectual property rights. These claims could result in costly litigation and divert management's attention from other matters. Alternatively, these claims could practically require us to obtain licenses in order to use, manufacture and sell certain of our products, regardless of the merits of the infringement claims, in order to maintain business levels, or we could otherwise be excluded from participation in certain markets. We cannot be certain that any necessary licenses will be available or that, if available, they can be obtained on reasonable terms acceptable to us.

     OUR COMPETITORS MAY USE THEIR GREATER RESOURCES AND BROADER PRODUCT OFFERINGS TO INCREASE COMPETITION AND REDUCE OUR SALES AND PROFITABILITY.

     Many of our existing and potential competitors have substantially greater marketing, financial and technical resources than we have. In addition, some of our competitors have broader product offerings and manufacture internally certain critical components of time and frequency products. Currently, we do not have a complete offering of precise time and frequency products nor do we manufacture internally certain critical components, placing us at a disadvantage to some of our competitors. In addition, we believe that some of our competitors have obtained and maintained business that loses money -- "loss leading" -- in order to maintain a competitive advantage with regard to specific customers or products. If our competitors were to use such tactics in the future, we would be unable to maintain our market position without incurring a negative impact on our profitability.

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

     OUR INDUSTRY MAY NOT GROW AS FORECASTED AND OUR REVENUES AND OPERATING RESULTS MAY BE DIMINISHED.

     Our future successful performance is inextricably tied to the growth of our industry. However, even if our industry grows, there can be no assurance that we will be able to grow consistently with our industry.

     OUR RELATIONSHIPS WITH OUR SALES REPRESENTATIVES COULD BE IMPAIRED AND CAUSE US TO LOSE ORDERS.

     More than 85% of our orders come through our 43 domestic and worldwide sales representative offices. Many of these representatives act as relationship brokers and the loss of any key representatives could have a negative effect on our sales.

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

     Our defense, military and aerospace based business depends largely on U.S. government expenditures, whether directly with us or indirectly with our customers who contract with the U.S. government. In recent years, units of the U.S. government have collectively accounted for an approximate range of 21% to 36% of our annual revenues. There can be no assurances as to whether future governmental spending will adequately support our business in those areas, and substantial decreases in government spending or loss of U.S. governmental customers could materially and adversely affect our operations.

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

     OUR RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED IF WE DO NOT HAVE ENOUGH DEMAND FOR OUR PRODUCTS TO JUSTIFY OUR INCREASED CAPACITY.

     To meet our goals for future growth, we plan to move into new, larger manufacturing and office facilities in fiscal 2001, using a portion of our working capital to build out and equip the new facilities. The additional capacity provided by the new facilities and equipment will allow us to more than double our output given sufficient market demand. However, after increasing our production capacity, we may find that demand for our products does not remain sufficiently high for us to realize a satisfactory return on the capital we have spent to increase capacity.

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

     CARRYING VALUES OF INVENTORIES OF OUR PRODUCTS AND COMPONENTS THEREFORE MAY BE SUBJECT TO PERIODIC WRITE-DOWN, ADVERSELY AFFECTING OUR OPERATIONS.

     To be competitive in certain of our markets, particularly commercial markets, we will be required to build up inventories of certain of our products and services in anticipation of future orders. There can be no assurance that we will not experience problems of obsolete, excess or slow-moving inventory if we are not able to properly balance inventories against the prospect of future orders, and our operations may, therefore, be adversely affected by inventory write-downs from time to time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to market risks related to changes in interest rates in the future. The unused proceeds from our initial public offering are invested in short term financial instruments, the value of which is subject to interest rate risk and could fall if interest rates rise. These short term instruments are in low-yield, high quality investments for which fluctuations in the interest rate would have very little effect on our bottom line. Additionally, while we have no plans for future borrowings, any future borrowings will likely have a variable rate component that will fluctuate as interest rates change. If market interest rates were to increase immediately and uniformly by 10%, there would not be a material effect on the results of operations or on our balance sheet because we currently have no debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements, including the reports thereon, the notes thereto and supplementary data begin at page F-1 of this Form 10-K and are incorporated herein by reference.

     The following table represents summarized data for each of the quarters in fiscal 2000 and 1999 (in thousands, except per share amounts).

                                                                             2000
                                                             -------------------------------------
                                                             FOURTH     THIRD    SECOND     FIRST
                                                             QUARTER   QUARTER   QUARTER   QUARTER
                                                             -------   -------   -------   -------
Sales......................................................  $5,949    $4,940    $4,659    $5,556
Gross Profit...............................................   3,053     2,720     2,712     2,975
Income (loss) from operations..............................     212         1       246       658
Other income (expense), net................................     173       124       143       108
Net income.................................................     248        66       218       452
Basic earnings per share...................................  $ 0.04    $ 0.01    $ 0.04    $ 0.11
                                                             ======    ======    ======    ======
Diluted earnings per share.................................  $ 0.04    $ 0.01    $ 0.03    $ 0.10
                                                             ======    ======    ======    ======

                                                                             1999
                                                             -------------------------------------
                                                             FOURTH     THIRD    SECOND     FIRST
                                                             QUARTER   QUARTER   QUARTER   QUARTER
                                                             -------   -------   -------   -------
Sales......................................................  $7,855    $5,557    $3,929    $3,304
Gross Profit...............................................   4,859     3,091     2,048     1,571
Income (loss) from operations..............................   1,925     1,288       128       169
Other income (expense), net................................      89        74        83        59
Net income.................................................   1,196       810       126       136
Basic earnings per share...................................  $ 0.30    $ 0.20    $ 0.03    $ 0.03
                                                             ======    ======    ======    ======
Diluted earnings per share.................................  $ 0.30    $ 0.20    $ 0.03    $ 0.03
                                                             ======    ======    ======    ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

     The board of directors of TrueTime is currently set at six positions and consists of the following persons at present. Our certificate of incorporation provides for the classification of the board into three classes of directors (Class I, Class II and Class III), with the term of each class expiring at successive annual stockholders' meetings. Beginning with the annual meeting of stockholders following the fiscal year ending September 30, 2000, all nominees of the class standing for election will be elected for three-year terms.

                                                                                  CLASS/YEAR TERM AS
NAME                                  AGE                POSITION               DIRECTOR WILL EXPIRE(1)
----                                  ---                --------               -----------------------
Satoru Ohya.........................  68    Director                            Class III/2002
Katsuhiko Kobayashi(2)(3)...........  55    Chairman of the Board and Director  Class III/2002
Elizabeth A. Withers................  40    President and Chief Executive       Class II/2001
                                              Officer and Director
Haresh C. Patnaik(4)................  57    Senior Vice President and Chief
                                              Technical Officer
Donald H. Mitchell..................  65    Vice President and Director of
                                            Sales and Marketing
John E. Dutil.......................  41    Vice President of Finance and
                                              Administration and Chief
                                              Financial Officer
Charles J. Abbe(2)(3)...............  59    Director                            Class I/2000
Charles H. Still(2)(3)..............  58    Director                            Class II/2001
A. Robert Towbin(2)(3)..............  65    Director                            Class I/2000

---------------

(1) Term of director expires when successor is elected at annual meeting of stockholders following the end of the fiscal year indicated.

(2) Member of the compensation committee of the board of directors.

(3) Member of the audit committee of the board of directors.

(4) Mr. Patnaik tendered his resignation as an officer and employee of the Company, effective December 31, 2000.

     Satoru Ohya has been director of TrueTime since its initial public offering in December 1999. He has been President of OYO Corporation since 1993. For over 40 years, Mr. Ohya has been an employee, officer or director of OYO Corporation and various of its subsidiaries. He is a director of OYO Geospace Corporation.

     Katsuhiko Kobayashi joined OYO Corporation in 1995 and has been a Senior Executive Officer since March 2000. From 1996 to 1999, he served as Treasurer of TrueTime's predecessor and he has served as a director thereof since 1999. From 1967 to 1995 he was employed by Sanwa Bank, primarily in its international banking area, where he last held the position of general manager of the International Credit Administration Department from 1993 to 1995. He is a director of OYO Geospace Corporation.

     Elizabeth A. Withers joined TrueTime in 1991. She has been a director and President and Chief Executive Officer of TrueTime since September 1999. From November 1998 until her appointment as President and Chief Executive Officer, Ms. Withers served as Vice President of Operations. She has also held the positions of Operations Manager and Materials Supervisor. Ms. Withers was formerly Manufacturing Manager at Asea Brown Boveri, Production Manager at Delphian Corporation and Field Engineering Supervisor at Fortune Systems. She holds a B.S. degree in Organizational Behavior from the University of San Francisco and the CPIM certification from the American Production and Inventory Control Society (APICS).

     Haresh C. Patnaik has been Senior Vice President and Chief Technical Officer of TrueTime since September 1999. From March 1998 until September 1999, he served as Vice President of Research and Development. Mr. Patnaik joined TrueTime in 1998 to build the Research and Development function and to assist TrueTime with his broad management experience. From October 1991 until October 1997, Mr. Patnaik served as Vice President of Engineering at Tegal Corp., publicly-traded company in the semiconductor equipment manufacturing industry. He has also served as the International Liaison and Program Director at Teradata Corp., the Vice President of Engineering at Kennedy Co. and Director of Engineering and Operations Program Manager at NCR Corporation. Mr. Patnaik holds an M.S. degree in Electrical Engineering from Purdue University and a B.S. degree in Electrical Engineering from IIT in Kharagpur, India. He has also completed the Executive Management Program at UCLA Graduate School of Business. On October 25, 2000, Mr. Patnaik tendered his resignation as an officer and employee of the Company, effective December 31, 2000.

     Donald H. Mitchell joined TrueTime in 1991 and has served as Vice President and Director of Sales and Marketing since September 1999. He was Vice President of Sales from July 1999 until September 1999 and Time and Frequency Director from November 1991 until July 1999. Prior to joining TrueTime, Mr. Mitchell was Sales and Marketing Manager at Austron, Inc./Frequency and Time Systems, Sales and Marketing Manager at Datum, Inc. and Program Manager at Kentron International. At Ling Temco Vought, Mr. Mitchell performed several roles, including Program Manager responsible for the Hill Wendover Dugway Test Range at Hill Air Force Base, Dugway Proving Grounds and Yuma Proving Grounds. He served as Electronic Support Systems Manager at Khalalein Missile Test Range. Mr. Mitchell has previous experience as Systems Manager for NASA in Kauai, Hawaii and as Data Reduction Manager at the Navy Parachute Test Facility in El Centro, California.

     John E. Dutil joined TrueTime in February 2000 as Controller. He became acting Chief Financial Officer on June 7, 2000. Effective November 8, 2000 he was appointed Vice President of Finance and Administration and Chief Financial Officer. From 1995 through January 2000 he served as Executive Vice President and Chief Financial Officer for LFI Sportswear, Inc. He served as Controller from 1992 through 1994. From 1984 through 1991, Mr. Dutil served as Senior Financial Analyst with Hewlett Packard Co. Mr. Dutil holds a B.S. in Business Administration with an emphasis in Accounting from the University of San Francisco.

     Charles J. Abbe has been a director of TrueTime since its initial public offering in December 1999. Mr. Abbe has been President and Chief Operating Officer of JDS Uniphase Corporation ("JDS") since May 2000 and served as Senior Vice President and Senior Operating Officer of JDS from the merger of Optical Coating Laboratory, Inc. ("OCLI") with JDS in February 2000 until May 2000. From April 1998 to February 2000, Mr. Abbe served as director, President and Chief Executive Officer of OCLI. Mr. Abbe also served as Vice President and General Manager of OCLI's Santa Rosa Division from April 1996 through April 1998. Prior to joining OCLI, Mr. Abbe held various senior management positions with Raychem Corporation from 1989 to 1996. From 1971 to 1989, Mr. Abbe was employed at McKinsey & Company, Inc., where he last served as senior partner at the San Francisco, California office.

     Charles H. Still has been a director of TrueTime since its initial public offering in December 1999 and was TrueTime's corporate secretary from the formation of our predecessor in 1991 until his resignation from this post in April 2000. He has been a partner in the law firm of Fulbright & Jaworski L.L.P., which serves as legal counsel to OYO Corporation, OYO USA and TrueTime in various matters, since 1975. He is a director of OYO Geospace Corporation.

     A. Robert Towbin has been a director of TrueTime since its initial public offering in December 1999. Mr. Towbin has served as Co-Chairman of C.E. Unterberg, Towbin since November 1999. From December 1995 until November 1999, Mr. Towbin served as Senior Managing Director of C.E. Unterberg, Towbin. He was President and Chief Executive Officer of the Russian-American Enterprise Fund from January 1994 to August 1995. From 1987 until 1993, he was a Managing Director at Lehman Brothers Inc. He is a director of Gerber Scientific, Inc., Globalstar Telecommunications Ltd., Globecomm Systems Inc. and K&F Industries, Inc.

     From August 1994 until September 1999, TrueTime was managed by a team of either four or five persons. Together, this group of managers was responsible for the typical functions of executive officers and they reported to Ernest M. Hall, Jr., who served as President. Prior to our initial public offering, Mr. Hall resigned as President on September 15, 1999, and Ms. Withers was elected President and Chief Executive Officer. Prior to being elected President, Ms. Withers was Vice President and Operations Manager, and a member of the four person management team serving TrueTime. Messrs. Patnaik and Mitchell were also members of that management team.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by the regulation to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely on a review of reports on those filings furnished to the Company and written representations from reporting persons that no additional reports were required, the Company believes that during the fiscal year ended September 30, 2000, all officers, directors and greater than 10% stockholders complied with all filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

     Non-employee directors and board advisors are compensated for their services at a rate of $12,000 per year (plus expenses). Pursuant to the 1999 Non-Employee Director Stock Plan, as amended, each of our non-employee directors received an initial grant of options to purchase 10,000 shares of common stock at an exercise price equal to the initial public offering price ($5.00 per share) in connection with the initial public offering. Also, pursuant to that plan, each non-employee director and board advisor serving on the board of directors following each annual meeting of stockholders will receive a grant of options to acquire 3,000 shares of common stock at the market price on the date of the grant. All non-employee directors are reimbursed for ordinary and necessary expenses incurred in attending board or committee meetings.

EXECUTIVE COMPENSATION

     A summary of the compensation earned by the current President and Chief Executive Officer of TrueTime, and the two other executive officers and one former executive officer of TrueTime who received salary and bonus in the fiscal years ended September 30, 2000 and 1999, that exceeded $100,000, these persons being collectively referred to as "named executive officers." The following compensation data includes bonuses awarded in fiscal 2001 for performance in fiscal 2000 and bonuses awarded in fiscal 2000 for performance in fiscal 1999.

                           SUMMARY COMPENSATION TABLE

                                                                    LONG-TERM
                                        ANNUAL COMPENSATION    COMPENSATION AWARDS
                                        --------------------    SHARES UNDERLYING
NAME AND PRINCIPAL POSITION      YEAR    SALARY      BONUS           OPTIONS         OTHER COMPENSATION
---------------------------      ----   --------    --------   -------------------   ------------------
Elizabeth A. Withers...........  2000   $157,939    $     --        105,000              $   5,035(2)
  President and Chief Executive  1999     98,077(1)   71,546             --                  4,617(2)
  Officer
Haresh C. Patnaik..............  2000    154,482          --         90,000                  4,979(2)
  Senior Vice President and
     Chief                       1999    135,193      71,546             --                  4,980(2)
  Technical Officer

                                                                    LONG-TERM
                                        ANNUAL COMPENSATION    COMPENSATION AWARDS
                                        --------------------    SHARES UNDERLYING
NAME AND PRINCIPAL POSITION      YEAR    SALARY      BONUS           OPTIONS         OTHER COMPENSATION
---------------------------      ----   --------    --------   -------------------   ------------------
Donald H. Mitchell.............  2000    147,705          --         90,000                  3,938(2)
  Vice President and Director
     of                          1999     83,429     207,272(3)           --                 6,473(2)
  Sales and Marketing
Michael P. Von der Porten......  2000    426,206(4)       --         90,000(5)              34,522(2)(6)
  Former Vice President and
     Chief                       1999    102,268      71,546             --                  4,764(2)
  Financial Officer

---------------

(1) Ms. Withers' compensation for fiscal 1999 related to her position as Vice President of Operations until September 15, 1999.

(2) Represents contributions by TrueTime to a 401(k) savings plan and premiums paid on group-term life insurance.

(3) Includes commissions from sales and bonuses.

(4) Mr. Von der Porten resigned from his position with the Company effective June 6, 2000. Salary amount includes compensation of $125,699 (including any pay out of accrued vacation) for the period through June 6, 2000 and separation pay of $300,507.

(5) Michael Von der Porten resigned from his position with the Company effective June 6, 2000. The options granted to Mr. Von der Porten terminated on September 5, 2000.

(6) Includes consulting fees of $28,470 paid after his resignation as of June 6, 2000.

STOCK OPTIONS

     Information regarding stock options granted to the executive officers in fiscal 2000 follows. All of these were granted in connection with our initial public offering in December 1999.

                                                                                         POTENTIAL REALIZABLE VALUE
                                                                                           AT ASSUMED ANNUAL RATES
                                                                                               OF STOCK PRICE
                               SHARES OF     PERCENT OF TOTAL                                 APPRECIATION FOR
                              COMMON STOCK       OPTIONS        EXERCISE                       OPTION TERM(1)
                               UNDERLYING       GRANTED TO      PRICE PER                ---------------------------
NAME                            OPTIONS         EMPLOYEES         SHARE     EXPIRATION       5%             10%
----                          ------------   ----------------   ---------   ----------   -----------   -------------
Elizabeth A. Withers........    105,000            12.7%          $5.00      12/15/09     $855,170      $1,316,715
Haresh C. Patnaik...........     90,000            10.9%           5.00      12/15/09      733,003       1,167,184
Donald H. Mitchell..........     90,000            10.9%           5.00      12/15/09      733,003       1,167,184
Michael P.
  VonderPorten(2)...........         --              --              --            --           --              --

---------------

(1) The potential realizable value of the options is based on an assumed appreciation in the price of the common stock at a compounded annual rate of 5% or 10% from the date the option was granted until the date the option expires. The 5% and 10% appreciation rates are set forth in the Securities and Exchange Commission's regulations. We do not represent that the common stock will appreciate at these assumed rates or at all.

(2) Michael Von der Porten resigned from his position with the Company effective June 6, 2000. Accordingly, pursuant to the terms of the TrueTime, Inc. 1999 Key Employee Stock Option Plan and the option agreement granted to Mr. Von der Porten, the options for 90,000 shares held by him terminated on September 5, 2000.

     Information regarding the value of unexercised options held by the executive officers as of September 30, 2000, follows. None of the executive officers exercised any options in fiscal 2000. None of the options were exercisable during fiscal 2000.

                                                     NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                               UNDERLYING UNEXERCISED OPTIONS AT   IN-THE MONEY OPTIONS AT
NAME                                            SEPTEMBER 30, 2000(# OF SHARES)     SEPTEMBER 30, 2000($)
----                                           ---------------------------------   -----------------------
Elizabeth A. Withers.........................               105,000                          $(1)
Haresh C. Patnaik............................                90,000                           (1)
Donald H. Mitchell...........................                90,000                           (1)

---------------

(1) None of these options were in the money on September 30, 2000, based on $4.063 per share, the closing price of the common stock on September 30, 2000, as reported by The Nasdaq Stock Market, Inc.

EMPLOYMENT AGREEMENTS

     Ms. Withers and Messrs. Patnaik and Mitchell have entered into employment agreements with the Company. Ms. Withers' base annual salary is $160,000, Mr. Patnaik's base annual salary is $155,000 and Mr. Mitchell's base annual salary is $150,000. These salaries may be adjusted by our board of directors. Each of these employees is also entitled to participate in our 401(k) Plan and any bonus plan the Company adopts and to receive certain employee benefits and vacation.

     Each of Ms. Withers' and Messrs. Patnaik's and Mitchell's employment agreements provides that he or she will receive the severance benefits described below upon termination of his or her employment unless the termination:

     - results from the death, disability or retirement of such employee,

     - is by TrueTime for Cause (as defined in the employment agreement) or

     - is by such employee other than for Good Reason (as defined in the employment agreement).

     Under these employment agreements, "Cause" is defined to mean the employee's willful and continued failure to perform his or her duties after a demand for such performance or the employee's willfully engaging in gross misconduct materially and demonstrably injurious to TrueTime. Under these employment agreements, "Good Reason" is defined to mean a demotion, a reduction in base salary, a relocation of the employee's base location of employment, the discontinuation of any employee benefit without comparable substitution, the failure of any successor of TrueTime to assume the employment agreement or a purported termination not in compliance with the employment agreement.

     The severance benefits to which Ms. Withers or Messrs. Patnaik or Mitchell would be entitled include

     - his or her salary through the date of termination,

     - his or her base salary and pro-rated bonus for the fiscal year of termination multiplied by one and one-half,

     - any relocation and indemnity payments to which he or she is entitled and any costs and legal fees incurred in connection with any dispute over the employment agreement, and

     - a gross-up for any applicable "excess parachute payment" tax imposed on the employee by the Internal Revenue Code of 1986.

     Each employment agreement has a two-year term and is automatically renewable unless the Company timely elects not to renew. In these employment agreements, each of Ms. Withers and Messrs. Patnaik and Mitchell agree that he or she will not disclose or misappropriate any of our confidential information. These employment agreements also contain customary non-competition provisions for a California-based enterprise and California employees, which are limited by state law.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The compensation committee comprises Messrs. Kobayashi, Abbe, Still and Towbin. Mr. Still is a partner in the law firm of Fulbright & Jaworski L.L.P., which provides legal services to the Company. Fulbright & Jaworski L.L.P. also provides legal services to OYO Corporation and to OYO USA and its affiliates. Mr. Towbin is Co-Chairman of C.E. Unterberg, Towbin, one of the underwriters in TrueTime's initial public offering in December 1999, in connection with which C.E. Unterberg, Towbin received an aggregate of approximately $409,500 in underwriting discounts and warrants valued at approximately $455,043 covering an aggregate of up to 200,000 shares of common stock exercisable at $5.50 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The beneficial ownership as of December 8, 2000, of shares of the Company's common stock of each director and executive officer, each person known to the Company to beneficially own more than 5% of outstanding common stock and all directors and executive officers as a group, along with the percentage of outstanding common stock that such ownership represents, follows. Each person named has sole voting and investment power with respect to the shares indicated except as otherwise stated in the notes to the table.

BENEFICIAL OWNER                                               SHARES     PERCENTAGE
----------------                                              ---------   ----------
OYO Corporation(1)..........................................  2,500,000      42.0%
  Ichigaya Building
  4-2-6- Kudan Kita
  Chiyoda-ku, Tokyo 102
  Japan
OYO Corporation U.S.A.......................................  2,500,000      42.0
  7334 N. Gessner Road
  Houston, Texas 77040
Satoru Ohya(2)..............................................  2,510,000      42.1
  2-42-10 Takinagara
  Kita-ku,, Tokyo 114
  Japan
Katsuhiko Kobayashi(3)(4)...................................     10,000      *
Elizabeth A. Withers(5).....................................     27,750      *
Haresh C. Patnaik(6)........................................     26,500      *
Donald H. Mitchell(6).......................................     29,000      *
Michael P. Von der Porten(7)................................      2,000      *
Charles J. Abbe(4)..........................................     14,000      *
Charles H. Still(4).........................................     12,000      *
A. Robert Towbin(4)(8)......................................    215,000       3.5
UBS AG(9)...................................................    375,700       6.3
Executive officers and directors as a group (8
  people)(10)...............................................  2,844,250      45.4%

---------------

  *  Less than one percent.

 (1) The shares indicated as beneficially owned by OYO Corporation, a Japanese corporation, are held directly by its wholly owned subsidiary OYO Corporation U.S.A.

 (2) 2,500,000 of the shares indicated as beneficially owned by Mr. Ohya are owned directly by OYO USA and are included because Mr. Ohya is an affiliate of OYO Corporation. Mr. Ohya disclaims beneficial ownership of the shares of common stock owned by OYO USA within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. Mr. Ohya owns 294,800 ordinary shares of OYO Corporation, and his wife and children collectively own 23,041 shares of OYO Corporation. Mr. Ohya disclaims beneficial ownership of the shares of OYO Corporation owned by his children within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Also includes options to purchase 10,000 shares at $5.00 per share that are presently exercisable.

 (3) Mr. Kobayashi owns 3,420 ordinary shares of OYO Corporation.

 (4) Includes options to purchase 10,000 shares at $5.00 per share that are presently exercisable.

 (5) Includes options to purchase 26,250 shares at $5.00 per share that are presently exercisable or exercisable within 60 days; excludes options to purchase 78,750 shares that are not presently exercisable or exercisable within 60 days.

 (6) Includes options to purchase 22,500 shares at $5.00 per share that are presently exercisable or exercisable within 60 days; excludes options to purchase 67,500 shares that are not presently exercisable or exercisable within 60 days.

 (7) Based solely on a Form 4 dated June 8, 2000 filed with the Securities and Exchange Commission. Mr. Von der Porten resigned as an officer and employee of the Company effective June 6, 2000.

 (8) Includes warrants to purchase 200,000 shares that are presently exercisable or exercisable within 60 days held by C.E. Unterberg, Towbin. The shares underlying such warrants are listed because of Mr. Towbin's affiliation with C.E. Unterberg, Towbin as Co-Chairman and Mr. Towbin disclaims beneficial ownership of the warrants and underlying stock owned by C.E. Unterberg, Towbin within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Also includes options to purchase 10,000 shares at $5.00 per share that are presently exercisable.

 (9) Based solely on a Schedule 13G filed with the Securities and Exchange Commission on February 15, 2000. According to such Schedule 13G, the address of this entity is Bahnhofstrasse 45, 8021, Zurich, Switzerland.

(10) Does not include shares beneficially owned by Mr. Von der Porten, who resigned as an officer and employee of the Company effective June 6, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Ohya, a director of the Company, is President of OYO Corporation and Chairman of the Board of OYO USA and holds other offices of subsidiaries of OYO USA Mr. Kobayashi, also a director of the Company, is the Joint General Manager of OYO Corporation. Mr. Kobayashi also holds offices with many subsidiaries of OYO USA Mr. Still, also a director of the Company, is the Secretary of OYO USA and also serves in that position with respect to most of the subsidiaries of OYO USA Mr. Still is a partner in the law firm of Fulbright & Jaworski L.L.P., which provides legal services to the Company. Mr. Towbin is Co-Chairman of C.E. Unterberg, Towbin, one of the underwriters in TrueTime's initial public offering in December 1999, in connection with which C.E. Unterberg, Towbin received an aggregate of approximately $409,500 in underwriting discounts and warrants valued at approximately $455,043 covering an aggregate of up to 200,000 shares of common stock exercisable at $5.50 per share.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) and (d) Financial Statements and Financial Statement Schedules

     The financial statements listed on the accompanying Index to Financial Statements (see page F-1) are filed as part of this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes there to.

(b) Reports on Form 8-K

     None

(c) Exhibits

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENTS
        -------                            ------------------------
          3.1            -- Certificate of Incorporation of the Registrant
                            (incorporated by reference to Exhibit 3.1 of the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-90269), as amended).
          3.2            -- By-laws of the Registrant (incorporated by reference to
                            Exhibit 3.2 of the Registrant's Registration Statement on
                            Form S-1 (Reg. No. 333-90269), as amended).
          4.1            -- Specimen Certificate of the Registrant's common stock
                            (incorporated by reference to Exhibit 4.1 of the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-90269), as amended).
          4.2            -- See Exhibit 3.1 for provisions of the Registrant's
                            Certificate of Incorporation defining the rights of the
                            holders of common stock.
          4.3            -- See Exhibit 3.2 for provisions of the Registrant's
                            By-laws defining the rights of holders of common stock.
          4.4            -- Form of Warrant Agreement and Warrant, dated as of
                            December 16, 1999, by and between the Registrant and C.E.
                            Unterberg, Towbin (incorporated by reference to Exhibit
                            1.2 of the Registrant's Registration Statement on Form
                            S-1 (Reg. No. 333-90269), as amended).
          4.5            -- Form of Registration Rights Agreement between the
                            Registrant and OYO Corporation U.S.A. (incorporated by
                            reference to Exhibit 10.8 of the Registrant's
                            Registration Statement on Form S-1 (Reg. No. 333-90269),
                            as amended).
        +10.1            -- Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference
                            to Exhibit 10.1 of the Registrant's Registration
                            Statement on Form S-1 (Reg. No. 333-90269), as amended).
        +10.2            -- TrueTime, Inc. 1999 Key Employee Stock Option Plan, as
                            amended as of March 1, 2000 (incorporated by reference to
                            Exhibit 4.4 of the Registrant's Registration Statement on
                            Form S-8, Reg. No. 333-35858, filed with the Commission
                            on April 28, 2000).
         10.3            -- TrueTime, Inc. 1999 Non-Employee Director Plan, as
                            amended as December 16, 1999 (incorporated by reference
                            to Exhibit 10.1 to the Registrant's Quarterly Report on
                            Form 10-Q (Reg. No. 000-28473), filed with the Commission
                            on February 14, 2000).
        +10.4            -- Form of Employment Agreement entered into between the
                            Registrant and each executive officer of the Registrant
                            (incorporated by reference to Exhibit 10.4 of the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-90269), as amended).
         10.5            -- Standard Industrial Lease between Manor Development Co.
                            and the Registrant (incorporated by reference to Exhibit
                            10.9 of the Registrant's Registration Statement on Form
                            S-1 (Reg. No. 333-90269), as amended).
         10.6            -- Standard Industrial/Commercial Single-Tenant
                            Lease -- Net, dated as of January 24, 2000, by and
                            between Copperhill Development Corporation and TrueTime,
                            Inc. (incorporated by reference to Exhibit 10.1 to the
                            Registrant's Quarterly Report on Form 10-Q (Reg. No.
                            000-28473), filed with the Commission on May 15, 2000

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENTS
        -------                            ------------------------
        *10.7            -- Amendment to the Standard Industrial/Commercial
                            Single-Tenant Lease -- Net, dated as of January 24, 2000,
                            by and between Copperhill Development Corporation and
                            TrueTime, Inc.
        *11.1            -- Statement re Computation of Earnings per Share.
        *21.1            -- List of Subsidiaries of the Registrant.
        *23.1            -- Consent of PricewaterhouseCoopers LLP, independent
                            accountants.
        *27.1            -- Financial Data Schedule.

---------------

+ Management Compensation or Incentive Plan

 * Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                            TRUETIME, INC.

                                            By:  /s/ ELIZABETH A. WITHERS
                                              ----------------------------------
                                            Elizabeth A. Withers
                                            President and Chief Executive
                                            Officer

Date: December 19, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                      DATE
                  ---------                                    -----                      ----

               /s/ SATORU OHYA                   Director                           December 19, 2000
---------------------------------------------
                 Satoru Ohya

           /s/ KATSUHIKO KOBAYASKI               Chairman of the Board              December 19, 2000
---------------------------------------------
             Katsuhiko Kobayashi

          /s/ ELIZABETH A. WITHERS               President, Chief Executive         December 19, 2000
---------------------------------------------    Officer (Principle Executive
            Elizabeth A. Withers                 Officer) and Director

              /s/ JOHN E. DUTIL                  Vice President of Finance and      December 19, 2000
---------------------------------------------    Administration and Chief
                John E. Dutil                    Financial Officer (Principle
                                                 Financial and Accounting Officer)

             /s/ CHARLES J. ABBE                 Director                           December 19, 2000
---------------------------------------------
               Charles J. Abbe

            /s/ CHARLES H. STILL                 Director                           December 19, 2000
---------------------------------------------
              Charles H. Still

            /s/ A. ROBERT TOWBIN                 Director                           December 19, 2000
---------------------------------------------
              A. Robert Towbin

                                 TRUETIME, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Balance Sheets as of September 30, 1999 and 2000............  F-3
Statements of Operations for the Years Ended September 30,
  1998, 1999, and 2000......................................  F-4
Statements of Changes in Stockholders' Equity for the Years
  Ended September 30, 1998, 1999, and 2000..................  F-5
Statements of Cash Flows for the Years Ended September 30,
  1998, 1999, and 2000......................................  F-6
Notes to Financial Statements...............................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and
Stockholders of TrueTime, Inc.:

     In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of TrueTime, Inc. at September 30, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

November 29, 2000

                                 TRUETIME, INC.

                                 BALANCE SHEETS

                                                                 AS OF SEPTEMBER 30,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
                                        ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 3,538,851   $ 7,884,386
  Receivables:
     Trade accounts, net of allowance of $10,000 and
      $34,044...............................................    4,270,985     4,434,391
     Affiliates.............................................       42,760            --
  Receivable from OYO USA...................................      432,608            --
  Inventories...............................................    5,064,779     7,427,895
  Prepaid expenses and other current assets.................       23,753       364,563
  Deferred income tax.......................................      172,791       300,069
                                                              -----------   -----------
          Total current assets..............................   13,546,527    20,411,304
Property and equipment, net.................................    1,128,275     2,903,386
Prepaid expenses, noncurrent................................           --       307,143
Goodwill, net of accumulated amortization of $188,906 and
  $214,682..................................................      816,552       790,776
                                                              -----------   -----------
          Total assets......................................  $15,491,354   $24,412,609
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable....................................  $   767,337   $   809,773
  Accrued expenses..........................................    1,971,066     1,180,285
                                                              -----------   -----------
          Total current liabilities.........................    2,738,403     1,990,058
                                                              -----------   -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, no shares issued and outstanding...........           --            --
  Common stock, $.01 par value, 20,000,000 shares
     authorized, 4,000,000 and 5,950,000 shares issued and
     outstanding in 1999 and 2000, respectively.............       40,000        59,500
  Additional paid-in capital................................    4,689,838    12,900,767
  Warrants..................................................           --       455,043
  Retained earnings.........................................    8,023,113     9,007,241
                                                              -----------   -----------
          Total stockholders' equity........................   12,752,951    22,422,551
                                                              -----------   -----------
          Total liabilities and stockholders' equity........  $15,491,354   $24,412,609
                                                              ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                                 TRUETIME, INC.

                            STATEMENTS OF OPERATIONS

                                                               YEAR ENDED SEPTEMBER 30,
                                                        ---------------------------------------
                                                           1998          1999          2000
                                                        -----------   -----------   -----------
Net sales.............................................  $16,296,604   $20,645,240   $21,106,457
Cost of sales.........................................    7,536,409     9,076,137     9,646,343
                                                        -----------   -----------   -----------
Gross profit..........................................    8,760,195    11,569,103    11,460,114
Operating expenses:
  Selling, general and administrative.................    4,395,159     5,905,203     7,153,179
  Research and development............................    1,873,365     2,155,597     3,189,767
                                                        -----------   -----------   -----------
          Total operating expenses....................    6,268,524     8,060,800    10,342,946
                                                        -----------   -----------   -----------
Income from operations................................    2,491,671     3,508,303     1,117,168
                                                        -----------   -----------   -----------
Interest and other income (expense):
  Interest income.....................................      259,824       300,109       533,898
  Other, net..........................................      (10,916)        4,982        13,656
                                                        -----------   -----------   -----------
          Total interest and other income, net........      248,908       305,091       547,554
                                                        -----------   -----------   -----------
Income before provision for income taxes..............    2,740,579     3,813,394     1,664,722
Provision for income taxes............................    1,121,608     1,546,846       680,594
                                                        -----------   -----------   -----------
Net Income............................................  $ 1,618,971   $ 2,266,548   $   984,128
                                                        ===========   ===========   ===========
Weighted average shares outstanding as adjusted for
  reincorporation:
  Basic...............................................    4,000,000     4,000,000     5,513,934
  Diluted.............................................    4,000,000     4,000,000     5,610,482
Earnings per share:
                                                        -----------   -----------   -----------
  Basic and diluted...................................  $      0.40   $      0.57   $      0.18
                                                        ===========   ===========   ===========

    The accompanying notes are an integral part of the financial statements

                                 TRUETIME INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                             COMMON STOCK       ADDITIONAL
                          -------------------     PAID-IN                 RETAINED
                           SHARES     AMOUNT      CAPITAL     WARRANTS    EARNINGS       TOTAL
                          ---------   -------   -----------   --------   ----------   -----------
Stockholders' equity,
  September 30, 1997....  4,000,000   $40,000   $ 4,689,838   $     --   $4,137,594   $ 8,867,432
Net income..............         --        --            --         --    1,618,971     1,618,971
                          ---------   -------   -----------   --------   ----------   -----------
Stockholders' equity,
  September 30, 1998....  4,000,000    40,000     4,689,838         --    5,756,565    10,486,403
Net income..............         --        --            --         --    2,266,548     2,266,548
                          ---------   -------   -----------   --------   ----------   -----------
Stockholders' equity,
  September 30, 1999....  4,000,000    40,000     4,689,838         --    8,023,113    12,752,951
Issuance of common stock
  in initial public
  offering, including
  over-allotment option,
  net of issuance
  costs.................  1,950,000    19,500     8,623,167         --           --     8,642,667
Warrants issued to
  underwriters in
  conjunction with
  initial public
  offering..............         --        --      (455,043)   455,043           --            --
Issuance of options in
  exchange for
  services..............         --        --        42,805         --           --        42,805
Net income..............         --        --            --         --      984,128       984,128
                          ---------   -------   -----------   --------   ----------   -----------
Stockholders' equity,
  September 30, 2000....  5,950,000   $59,500   $12,900,767   $455,043   $9,007,241   $22,422,551
                          =========   =======   ===========   ========   ==========   ===========

    The accompanying notes are an integral part of the financial statements

                                 TRUETIME, INC.

                            STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED SEPTEMBER 30,
                                                         --------------------------------------
                                                            1998         1999          2000
                                                         ----------   -----------   -----------
Cash flows from operating activities
  Net Income...........................................  $1,618,971   $ 2,266,548   $   984,128
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Deferred income taxes.............................      47,531        47,360      (127,279)
     Depreciation and amortization.....................     265,874       342,888       492,756
     Gain or loss on disposal of property and
       equipment.......................................          --            --        51,973
     Compensation related to stock options.............          --            --        42,805
     Effects of changes in operating assets and
       liabilities:
       Receivables.....................................     127,736    (1,365,536)     (121,037)
       Inventories.....................................    (675,414)     (846,951)   (2,363,116)
       Prepaid expenses and other current assets.......     (35,391)      124,902      (340,810)
       Prepaid expense, noncurrent.....................          --            --      (307,143)
       Trade accounts payable..........................    (516,230)      330,790        42,435
       Accrued expenses................................      39,426       733,704      (790,781)
                                                         ----------   -----------   -----------
          Net cash provided by (used in) operating
            activities.................................     872,503     1,633,705    (2,436,069)
                                                         ----------   -----------   -----------
Cash flows from investing activities:
  Decrease (increase) in receivable from OYO USA.......    (201,936)    2,308,981       433,000
  Capital Expenditures.................................    (632,219)     (442,183)   (2,294,064)
                                                         ----------   -----------   -----------
          Net cash provided by (used in) investing
            activities.................................    (834,155)    1,866,798    (1,861,064)
                                                         ----------   -----------   -----------
Cash flows from financing activities:
  Proceeds from initial public offering, including
     over-allotment option.............................          --            --     9,750,000
  Costs of initial public offering, including
     commissions.......................................          --            --    (1,107,332)
                                                         ----------   -----------   -----------
          Net cash provided by financing activities....          --            --     8,642,668
                                                         ----------   -----------   -----------
Increase in cash and cash equivalents..................      38,348     3,500,503     4,345,535
Cash and cash equivalents, beginning of period.........          --        38,348     3,538,851
                                                         ----------   -----------   -----------
Cash and cash equivalents, end of period...............  $   38,348   $ 3,538,851   $ 7,884,386
                                                         ==========   ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid for income taxes...........................  $1,050,371   $ 1,472,432   $   859,493
Supplemental disclosures of non cash investing and
  financing transactions:
  Non-cash settlement of cumulative allocated current
     income taxes by offset against receivable from OYO
     USA...............................................          --   $ 4,229,878            --
  Warrants issued to underwriter in conjunction with
     initial public offering...........................          --            --   $   455,043

    The accompanying notes are an integral part of the financial statements

                                 TRUETIME, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     TrueTime, Inc. (the "Company") is a publicly traded company incorporated in the state of Delaware. The Company had its initial public offering on December 16, 1999. Prior to the completion of its initial public offering, the Company was a wholly owned subsidiary of OYO Corporation U.S.A., a Texas corporation, ("OYO USA" or "Parent"). OYO USA is a wholly owned subsidiary of OYO Corporation, a Japanese corporation ("OYO Japan"). As of September 30, 2000, approximately 42% of TrueTime's common stock was owned by OYO USA. The Company designs, develops and manufactures precision time products that are essential components in modern communications and computer systems. The Company's products are used in telecommunications, computer networking and aerospace industries as well as in various other commercial markets. The Company's products use a variety of external timing references, including most importantly the Global Positioning System, together with state-of-the-art clocks to provide high quality signals (frequencies) and precision time.

     The significant accounting policies followed by the Company are summarized below:

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenue is primarily derived from the sale of precision time and frequency instruments. Revenue is recognized when products are shipped and title has passed to the customer.

ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising expense was $208,632, $128,548, and $320,087 for the years ended September 30, 1998, 1999, and 2000, respectively.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred.

ALLOCATION OF OPERATING EXPENSES FROM OYO USA

     The Company and OYO USA have separate management, operating facilities and administrative functions and do not conduct shared research and development activities. OYO USA arranged for specific shared services for its subsidiaries, including the Company prior to its initial public offering, related primarily to accounting, tax and employee benefit matters. The costs of such shared services were charged directly to the subsidiaries when the vendor provided a specific subsidiary breakout of the total costs or were allocated to the subsidiaries based on total revenues or other reasonable allocation bases. Management believes that the method for allocating the costs of shared services is reasonable and that such costs allocated to the Company for all periods presented in the accompanying financial statements are not materially different from the costs that would have been incurred if the Company had operated on a stand alone basis.

                                 TRUETIME, INC.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt securities purchased with an original or remaining maturity at the time of purchase of three months or less to be cash equivalents.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade accounts receivable.

     The Company maintains some of its cash in bank deposit accounts which at times, may exceed federally insured limits. Management believes the financial strength of the financial institutions minimizes the credit risk related to such deposits. The Company also maintains cash equivalent assets in high quality U.S. issued money market securities, other U.S. government securities, and repurchase agreements.

     The Company sells products to customers throughout the United States and various foreign countries. The Company's normal credit terms for trade receivables are 30 days. In certain situations, credit terms may be extended to 60 days. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for estimated credit losses. The Company's provision for bad debts was $13,700, zero and $37,252 for the years ended September 30, 1998, 1999 and 2000, respectively. The Company's write off of bad debts against the allowance for doubtful accounts was $13,700, zero and $13,208 for the years ended September 30, 1998, 1999 and 2000, respectively.

INVENTORIES

     Inventories are stated at the lower of cost (as determined by a standard cost method that approximates the first-in, first-out method) or market.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate face value due to their short maturities.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization expense is provided by the straight-line method over an estimated useful life of 5 years for all property and equipment except leasehold improvements, which are amortized over the shorter of the economic life or the term of the lease.

     Expenditures for renewals and betterments are capitalized. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is reflected in operations.

INTERNAL USE SOFTWARE COSTS

     Internal use software costs have been accounted for in accordance with Statement of Position No. 98-1 (SOP 98-1) Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under the standard, computer software costs related to internal software that are incurred in the preliminary project stage are expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project), and interest costs

                                 TRUETIME, INC.

incurred when developing computer software for internal use are capitalized. Internally developed software costs are amortized on the straight-line basis over an estimated useful life of 3 years.

GOODWILL

     Goodwill is amortized to expense using the straight-line method over an estimated useful life of 40 years.

     Goodwill and other long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the Company's operations with the carrying value of goodwill and other long-lived assets. If the carrying value of such assets exceeds the expected undiscounted future cash flows, an impairment loss is recognized to the extent the carrying amount of the assets exceeds their fair values.

     Amortization expense was $25,776, $25,776, and $25,776 for the years ended September 30, 1998, 1999 and 2000, respectively.

STOCK-BASED COMPENSATION

     The Company has adopted the disclosure provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-based Compensation. The Company has elected to account for stock-based compensation issued to employees using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations (including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB No. 25). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

PRODUCT WARRANTIES

     The Company sells products under one-year warranties. The estimated future cost under existing warranties is accrued.

INCOME TAXES

     Prior to its initial public offering in December 1999, the Company joined in the consolidated federal and state income tax returns of OYO USA; the provision for income taxes was provided by the Company as if it filed separate income tax returns. Subsequent to the initial public offering, the Company is filing independent federal and state tax returns.

     The Company follows the liability method of accounting for income taxes whereby deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. Provision for income taxes is comprised of taxes payable for the current period plus the change during the period in deferred tax assets and liabilities.

                                 TRUETIME, INC.

EARNINGS PER SHARE

     The Company computes earnings per share pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased for common equivalent shares assuming exercise of dilutive stock options and warrants using the treasury stock method.

     The following summarizes the calculation of net income and weighted average common shares and common share equivalents outstanding for purposes of the computation of earnings per share:

                                                        YEARS ENDED SEPTEMBER 30,
                                                   ------------------------------------
                                                      2000         1999         1998
                                                   ----------   ----------   ----------
Net earnings available to common stockholders....  $  984,128   $2,266,548   $1,618,971
Weighted average common shares outstanding.......   5,513,934    4,000,000    4,000,000
Dilutive impact of stock options using the
  treasury stock method..........................      96,548           --           --
                                                   ----------   ----------   ----------
Weighted average common shares and common share
  equivalents outstanding........................   5,610,482    4,000,000    4,000,000
                                                   ----------   ----------   ----------
Basic earnings per share.........................  $     0.18   $     0.57   $     0.40
Diluted earnings per share.......................  $     0.18   $     0.57   $     0.40

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS No. 133, as amended, will be effective for fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities and, accordingly, does not expect the adoption of SFAS No. 133 to have a significant effect on its financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance for revenue recognition under certain circumstances. The Company believes the adoption of SAB 101 will not have a material impact on the Company's financial position and results of operations.

     In March 2000, the EITF reached a consensus on EITF Issue No. 00-2, Accounting for Website Development Costs. This EITF provides guidance on whether certain costs incurred to develop websites should be capitalized or expensed. The consensus is effective for website development costs incurred for fiscal quarters beginning after June 30, 2000. The Company does not expect the adoption of the accounting presented in EITF Issue 00-2 to have a material impact on the Company's financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of

                                 TRUETIME, INC.

a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000; however, certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 was adopted during the year ended September 30, 2000; the adoption did not have a material impact on the Company's financial position or results of operations.

2. INVENTORIES:

     Inventories consisted of the following:

                                                         AS OF SEPTEMBER 30,
                                                       -----------------------
                                                          1999         2000
                                                       ----------   ----------
Finished goods.......................................  $  948,393   $1,265,634
Work in process......................................   1,375,575    2,449,071
Raw materials........................................   2,740,811    3,713,190
                                                       ----------   ----------
                                                       $5,064,779   $7,427,895
                                                       ==========   ==========

     Inventories are presented net of reserves for slow moving, excess and obsolete inventory of $30,172 and $220,260 at September 30, 1999 and 2000, respectively. Net changes in such reserves charged to cost of sales were $30,172, zero, and $190,088 for the years ended September 30, 1998, 1999 and 2000, respectively.

     The Company relies on a limited number of suppliers for certain critical components and uses a single supplier for a key component of its largest product line. Purchases from this supplier approximated $550,000, $585,000 and $580,000 for the years ended September 30, 1998, 1999 and 2000, respectively.

3. PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following:

                                                        AS OF SEPTEMBER 30,
                                                     -------------------------
                                                        1999          2000
                                                     -----------   -----------
Machinery and equipment............................  $   690,579   $ 1,131,845
Computer equipment and software....................    1,021,840     1,768,758
Furniture and fixtures.............................      342,716       303,280
Transportation equipment...........................       26,767        27,100
Leasehold improvements.............................      141,728       153,207
Construction in process............................           --       911,964
                                                     -----------   -----------
                                                       2,223,630     4,296,154
Accumulated depreciation and amortization..........   (1,095,355)   (1,392,768)
                                                     -----------   -----------
                                                     $ 1,128,275   $ 2,903,386
                                                     ===========   ===========

     Included in construction in process at September 30, 2000, is approximately $863,000 in deposits towards tenant improvements the Company is funding at its new facility which should be ready for occupancy in January, 2001.

     Depreciation and amortization expense was $240,098, $317,112 and $466,980 for the years September 30, 1998, 1999, and 2000, respectively.

                                 TRUETIME, INC.

4. ACCRUED EXPENSES:

     Accrued expenses consisted of the following:

                                                         AS OF SEPTEMBER 30,
                                                       -----------------------
                                                          1999         2000
                                                       ----------   ----------
  Employee bonuses...................................  $  873,157   $       --
  Payroll and other compensation.....................     725,063      681,287
  Compensated absences...............................     246,984      316,246
  Product warranty...................................      12,000       40,000
  Legal and professional fees........................      26,102       99,500
  Other accrued expenses.............................      87,760       43,252
                                                       ----------   ----------
                                                       $1,971,066   $1,180,285
                                                       ==========   ==========

5. INCOME TAXES:

     The provision (benefit) for income taxes consisted of the following:

                                                        YEAR ENDED SEPTEMBER 30,
                                                   -----------------------------------
                                                      1998         1999        2000
                                                   ----------   ----------   ---------
Current:
  Federal........................................  $  909,378   $1,269,555   $ 641,169
  State..........................................     164,669      229,931     166,704
                                                   ----------   ----------   ---------
                                                    1,074,077    1,499,486     807,873
                                                   ----------   ----------   ---------
Deferred:
  Federal........................................      40,201       40,051    (111,612)
  State..........................................       7,330        7,309     (15,667)
                                                   ----------   ----------   ---------
                                                       47,531       47,360    (127,279)
                                                   ----------   ----------   ---------
                                                   $1,121,608   $1,546,846   $ 680,594
                                                   ==========   ==========   =========

     The differences between the effective tax rate reflected in the total provision for income taxes and the statutory federal tax rate of 34% were as follows:

                                                         YEAR ENDED SEPTEMBER 30,
                                                    ----------------------------------
                                                       1998         1999        2000
                                                    ----------   ----------   --------
Provision for income taxes at the statutory
  rate............................................  $  931,797   $1,296,554   $566,005
State income taxes, net of federal income tax
  benefit.........................................     172,029      237,240     99,684
Goodwill amortization.............................       8,764        8,764      8,764
Other.............................................       9,018        4,288      6,140
                                                    ----------   ----------   --------
Provision for income taxes........................  $1,121,608   $1,546,846   $680,594
                                                    ==========   ==========   ========
Effective income tax rate.........................        40.9%        40.6%      40.9%
                                                    ==========   ==========   ========

     Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for

                                 TRUETIME, INC.

income tax purposes. Significant components of the Company's deferred income tax liabilities and assets were as follows:

                                                          AS OF SEPTEMBER 30,
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
Deferred income tax assets:
  Allowance for doubtful accounts.......................  $  4,000   $ 14,584
  Accrued product warranty..............................     5,000     17,136
  Inventories...........................................    43,311    167,712
  Accrued compensated absences..........................    99,635     43,545
  Other.................................................    32,560     69,339
                                                          --------   --------
                                                           184,506    312,316
Deferred income tax liability:
  Property and equipment................................   (11,715)   (12,247)
                                                          --------   --------
          Net deferred income tax asset.................  $172,791   $300,069
                                                          ========   ========

     Under the liability method, a valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the Company's historical taxable income record and taxable income available in carryback years, management believes that the Company will realize the deferred tax assets.

6. STOCKHOLDERS' EQUITY:

     Effective November 1, 1999, the Company was reincorporated from California to Delaware under the name TrueTime, Inc. The reincorporation was accomplished by the merger of the California corporation into the Delaware corporation and the issuance to OYO USA of 4,000,000 shares of $.01 par value common stock in a newly formed Delaware corporation. After the reincorporation, the Company has 20,000,000 authorized shares of $.01 par value common stock. On December 16, 1999 in association with the Company's initial public offering, 1,500,000 shares were issued and later on January 8, 2000 an additional 450,000 shares were issued to cover the exercise of over-allotment options by the underwriters for the initial public offering . A total of 5,950,000 shares are outstanding. The accompanying financial statements reflect the capital structure of the Company after the reincorporation and the assets, liabilities, total stockholders' equity and results of operations of the predecessor California corporation for all dates and periods presented. Earnings per share information has been computed giving effect to the common shares outstanding after the reincorporation for all periods presented.

     Effective with the reincorporation, the Company has 1,000,000 authorized shares of $0.01 par value preferred stock. No preferred shares have been issued.

     In addition, the Company has issued warrants to purchase 200,000 shares to C.E Unterberg, Towbin as additional underwriting compensation in connection with the initial public offering at an exercise price equal to $5.50 (110% of the offering price). The warrants are exercisable beginning on December 22, 2000 and expire on December 22, 2004. The fair value of the warrants was estimated at $455,043 using the Black-Sholes model using the following assumptions: risk-free interest rate of 5.43%; expected life of 2 years; expected dividend rate of 0%; and volatility of 85%. The fair value has been recorded as a cost of issuance in the year ended September 30, 2000. No warrants were exercisable at September 30, 2000.

7. STOCK OPTION PLANS

     The Company's employees participate in the TrueTime, Inc. 1999 Key Employee Stock Option Plan (the "Employee Plan") and the non-employee directors and consultants participate in the TrueTime, Inc. 1999

                                 TRUETIME, INC.

Non-Employee Director Plan (the "Director Plan"). The Employee Plan covers substantially all eligible employees in the United States. These plans were established on November 1, 1999.

     The Employee Plan is administered by a committee of no fewer than two persons appointed by the board. Under the Employee Plan, options to purchase common stock and restricted stock awards up to an aggregate of 1,500,000 shares of common stock may be granted by the committee. Under the Director Plan, options to purchase common stock and restricted stock awards up to an aggregate of 150,000 shares of common stock may be granted. A total of 1,650,000 shares of the Company's common stock have been reserved for issuance under the plans.

     Options under the Employee Plan may be either "Incentive Stock Options"
(ISO) or "Nonqualified Stock Options" (NSO) as defined under Section 422 of the Internal Revenue Code. Only an NSO can be granted under the Non-Employee Director Plan. The exercise price of an option shall not be less than the greater of (i) 100% of the fair market value of the shares or (ii) the aggregate par value of the shares, on the date the option is granted. The exercise price of any ISO granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company shall not be less than 110% of the fair market value of the shares on the date the option is granted.

     Under the Employee Plan, options generally vest at a rate of 25% of the total at the end of each anniversary of the date of grant. Options granted under the Non-Employee Director Plan are fully exercisable from date of grant. Options generally expire ten years from the date of the grant except in the case of an ISO granted to an optionee who, at the time of the option is granted, owns stock representing more than ten percent of the voting power of all classes of stock outstanding. In this case, the term of the option is five years from the date of the grant.

     Vested options held by individuals upon termination of their relationship with the Company may be exercised no later than three months following the date of termination or twelve months following death or disability until expiration of the option.

     During the year ended September 30, 2000, the Company issued an option to purchase 10,000 shares of common stock at $5 per share to an advisor to the Company in return for services; the options vested immediately and expire in ten years. The fair value of these options was estimated at $42,805 using the Black-Sholes model using the following assumptions: risk-free interest rate of 5.65%; expected life of ten years; expected dividend rate of 0%; and volatility of 85%. This amount has been charged to general and administrative expense during the year ended September 30, 2000. No options had been exercised at September 30, 2000.

A summary of activity with respect to the Employee Plan and the Director Plan for the year ended September 30, 2000 is as follows:

                                                           OPTIONS OUTSTANDING
                                      --------------------------------------------------------------
                                                                                            WEIGHTED
                                       OPTIONS                                              AVERAGE
                                      AVAILABLE   NUMBER OF                    AGGREGATE    EXERCISE
                                      FOR GRANT    OPTIONS    EXERCISE PRICE     PRICE       PRICE
                                      ---------   ---------   --------------   ----------   --------
Outstanding at October 1, 1999
  Available.........................  1,650,000         --         --                  --       --
  Granted...........................   (991,000)   991,000     $3.06-$11.81    $5,153,688    $5.20
  Exercised.........................         --         --         --                  --       --
  Forfeited.........................    114,500   (114,500)       $5.00          (572,500)   $5.00
                                      ---------   --------                     ----------    -----
Outstanding at September 30, 2000...    773,500    876,500                     $4,581,188    $5.23
                                      =========   ========                     ==========    =====

                                 TRUETIME, INC.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2000:

                                                   OPTIONS OUTSTANDING              OPTIONS CURRENTLY
                                          -------------------------------------        EXERCISABLE
                                                          WEIGHTED                ----------------------
                                                          AVERAGE      WEIGHTED                 WEIGHTED
                                                        CONTRACTUAL    AVERAGE                  AVERAGE
                                            NUMBER       REMAINING     EXERCISE     NUMBER      EXERCISE
EXERCISE PRICE                            OUTSTANDING   LIFE (YEARS)    PRICE     OUTSTANDING    PRICE
--------------                            -----------   ------------   --------   -----------   --------
$3.06...................................     64,000         9.84        $ 3.06          --          --
$5.00-$5.50.............................    737,500         9.24        $ 5.08      50,000       $5.00
$11.81..................................     75,000         9.28        $11.81          --          --
                                            -------         ----        ------      ------       -----
                                            876,500         9.29        $ 5.23      50,000       $5.00
                                            =======         ====        ======      ======       =====

The following information is presented in accordance with the disclosure requirements of SFAS 123. The fair value of each option grant to employees has been estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions used for grants:

Risk-free interest rate.....................................  6.25%
Expected life...............................................   6.5
Expected dividends..........................................    --
Volatility..................................................   118%

The weighted average fair value of the options granted was $4.91 per share for the year ended September 30, 2000.

Had compensation expense for the Employee Plan and Director Plan been determined based on the fair value at the grant date for options granted during the year ended September 30, 2000, consistent with the provisions of SFAS 123, the pro forma net income would have been reported as follows:

Net income...........................................  As reported   $984,128
                                                       Pro forma        8,935
Earnings per share -- basic..........................  As reported   $   0.18
                                                       Pro forma           --
Earnings per share -- diluted........................  As reported   $   0.18
                                                       Pro forma           --

8. RETIREMENT PLAN:

     The Company's employees are participants in a 401(k) plan (the "Plan") provided by the Company, which covers substantially all eligible employees in the United States. The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to annual limitations. The Company participated in the OYO USA plan until the initial public offering. The Company's share of discretionary contributions was approximately $112,000, $136,000 and $171,000 for the years ended September 30, 1998, 1999 and 2000, respectively.

9. RELATED PARTY TRANSACTIONS:

     Sales to OYO USA and other affiliated companies were approximately $40,000, $52,000 and $9,400 during the years ended September 30, 1998, 1999 and 2000, respectively.

     Prior to the initial public offering, the Company participated in the central cash management system of OYO USA in which the net cash provided or used by operations was transferred to or from OYO USA on a

                                 TRUETIME, INC.

daily basis. Since the implementation of the central cash management system, the Company's cash flow provided from operating activities exceeded capital expenditure and, as a result, the Company maintained a receivable from OYO USA for the excess that was held in the cash management system. Beginning October 1, 1997, OYO USA implemented a policy of crediting interest on the receivable balance. Interest credited and added to the receivable balance was $259,824 and $300,109 for the years ended September 30, 1998 and 1999, respectively. For financial reporting purposes, the receivable from OYO USA represents the cumulative amount of cash contributed to the central cash management system, plus the interest credited thereon, net of the cumulative amount of current federal income taxes that have been allocated from OYO USA.

     On September 30, 1999, the Company and OYO USA conducted a partial and preliminary settlement of the receivable from OYO USA. On that date, OYO USA formally settled the cumulative amount of allocated current income taxes of $4,229,878 by offsetting such amount against the receivable from OYO USA for the cumulative amount of cash contributed to the central cash management system. In addition, OYO USA paid the Company $3,500,000 in cash as a partial settlement of the resulting net receivable balance. At September 30, 1999, after considering this transaction, the remaining receivable from OYO USA was $432,608. In October 1999, the Company transferred $3,500,000 in cash to OYO USA subject to the terms of a Trust Agreement with OYO USA. Under the terms of the Trust Agreement, OYO USA acknowledged and agreed that it held $3,500,000, plus the investment income earned thereon, for the Company's benefit and managed the trust assets as part of OYO USA's other cash management activities. This action was taken to maximize the return on the Company's assets available for investment. On December 1, 1999, the Trust Agreement was terminated and the cash and cash equivalents held in trust in the amount of $3,530,089 were distributed to the Company.

     The co-chairman of one of the underwriters of the Company's initial public offering in December 1999 is a Director of the Company. The underwriter holds warrants to purchase 200,000 shares of common stock at $5.50 per share, which are outstanding as of September 30, 2000. A Director of the Company is a member of a law firm which provides the Company with legal services. Costs from this law firm charged to operations and cost of issuance were $315,122 for the year ended September 30, 2000.

10. COMMITMENTS:

  Operating Leases

     The Company leases certain office space and manufacturing facilities under noncancelable operating leases. For fiscal years ending after September 30, 2000, the approximate future minimum rental commitments under noncancelable operating leases were as follows:

                                                           YEAR ENDING
                                                          SEPTEMBER 30,
                                                          -------------
2001....................................................   $ 1,067,997
2002....................................................     1,253,652
2003....................................................     1,253,652
2004....................................................     1,253,652
2005....................................................     1,253,652
Thereafter..............................................     9,961,298
                                                           -----------
                                                           $16,043,903
                                                           ===========

     The above lease commitments include the Company's new lease arrangement which was entered into on March 3, 2000. The term of the new lease runs through December 2015 with three five-year renewal options. The terms of the lease provide for fixed or minimum payments plus additional rents based on the consumer

                                 TRUETIME, INC.

price index. The new premises are expected to be ready for occupancy in January 2001. Currently, the Company operates out of two facilities in Santa Rosa, California; the main facility, which primary houses engineering and manufacturing operations, and a second facility which temporarily houses our sales, marketing, and administrative functions. This temporary facility is under a month-to-month arrangement and will be vacated shortly.

     Rent expense for the years ended September 30, 1998, 1999 and 2000 was approximately $191,000, $353,000 and $301,875, respectively.

11. SEGMENT INFORMATION:

     The Company manages its business on a total product-line basis and has one reportable segment. The product-line and related accounting policies are described in Note 1.

     Revenues related to continuing operations in the United States and foreign countries are presented below:

                                                        YEAR ENDED SEPTEMBER 30,
                                                 ---------------------------------------
                                                    1998          1999          2000
                                                 -----------   -----------   -----------
Revenues from unaffiliated customers:
  United States................................  $13,445,000   $17,276,000   $17,137,000
  Foreign:
     Europe....................................    1,387,000     1,869,000     2,494,000
     Other.....................................    1,425,000     1,448,000     1,466,000

     All of the Company's long-lived assets related to continuing operations are located in the United States.

     Various branches and agencies of the U.S. Government utilize the Company's products in varying applications. Total products sales to the U.S. Government comprised 23%, 28% and 36% of revenues during the years ended September 30, 1998, 1999 and 2000, respectively. Sales to one branch of the U.S. Government comprised 13% of the Company's revenues for the year ended September 30, 2000. In addition, sales to a private-sector customer comprised 10% of revenues for the period ended September 30, 1998.

     There was one customer representing 12%, one customer representing 23% and one customer representing 29% of the trade accounts receivable balances for the years ended September 30, 1998, 1999 and 2000, respectively.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENTS
        -------                            ------------------------
          3.1            -- Certificate of Incorporation of the Registrant
                            (incorporated by reference to Exhibit 3.1 of the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-90269), as amended).
          3.2            -- By-laws of the Registrant (incorporated by reference to
                            Exhibit 3.2 of the Registrant's Registration Statement on
                            Form S-1 (Reg. No. 333-90269), as amended).
          4.1            -- Specimen Certificate of the Registrant's common stock
                            (incorporated by reference to Exhibit 4.1 of the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-90269), as amended).
          4.2            -- See Exhibit 3.1 for provisions of the Registrant's
                            Certificate of Incorporation defining the rights of the
                            holders of common stock.
          4.3            -- See Exhibit 3.2 for provisions of the Registrant's
                            By-laws defining the rights of holders of common stock.
          4.4            -- Form of Warrant Agreement and Warrant, dated as of
                            December 16, 1999, by and between the Registrant and C.E.
                            Unterberg, Towbin (incorporated by reference to Exhibit
                            1.2 of the Registrant's Registration Statement on Form
                            S-1 (Reg. No. 333-90269), as amended).
          4.5            -- Form of Registration Rights Agreement between the
                            Registrant and OYO Corporation U.S.A. (incorporated by
                            reference to Exhibit 10.8 of the Registrant's
                            Registration Statement on Form S-1 (Reg. No. 333-90269),
                            as amended).
        +10.1            -- Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference
                            to Exhibit 10.1 of the Registrant's Registration
                            Statement on Form S-1 (Reg. No. 333-90269), as amended).
        +10.2            -- TrueTime, Inc. 1999 Key Employee Stock Option Plan, as
                            amended as of March 1, 2000 (incorporated by reference to
                            Exhibit 4.4 of the Registrant's Registration Statement on
                            Form S-8, Reg. No. 333-35858, filed with the Commission
                            on April 28, 2000).
         10.3            -- TrueTime, Inc. 1999 Non-Employee Director Plan, as
                            amended as December 16, 1999 (incorporated by reference
                            to Exhibit 10.1 to the Registrant's Quarterly Report on
                            Form 10-Q (Reg. No. 000-28473), filed with the Commission
                            on February 14, 2000).
        +10.4            -- Form of Employment Agreement entered into between the
                            Registrant and each executive officer of the Registrant
                            (incorporated by reference to Exhibit 10.4 of the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-90269), as amended).
         10.5            -- Standard Industrial Lease between Manor Development Co.
                            and the Registrant (incorporated by reference to Exhibit
                            10.9 of the Registrant's Registration Statement on Form
                            S-1 (Reg. No. 333-90269), as amended).
         10.6            -- Standard Industrial/Commercial Single-Tenant
                            Lease -- Net, dated as of January 24, 2000, by and
                            between Copperhill Development Corporation and TrueTime,
                            Inc. (incorporated by reference to Exhibit 10.1 to the
                            Registrant's Quarterly Report on Form 10-Q (Reg. No.
                            000-28473), filed with the Commission on May 15, 2000.

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENTS
        -------                            ------------------------
        *10.7            -- Amendment to the Standard Industrial/Commercial
                            Single-Tenant Lease -- Net, dated as of January 24, 2000,
                            by and between Copperhill Development Corporation and
                            TrueTime, Inc.
        *11.1            -- Statement re Computation of Earnings per Share.
        *21.1            -- List of Subsidiaries of the Registrant.
        *23.1            -- Consent of PricewaterhouseCoopers LLP, independent
                            accountants.
        *27.1            -- Financial Data Schedule.

---------------

+ Management Compensation or Incentive Plan

 * Filed herewith