Form 10-K/A
period 2000-09-30
TRUETIME INC
filed 2000-12-22
CIK 1097984

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                       AMENDMENT TO APPLICATION OR REPORT
  FILED PURSUANT TO SECTION 12, 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                                 TRUETIME, INC.
             (Exact name of registrant as specified in its charter)

                        COMMISSION FILE NUMBER 000-28473

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The undersigned registrant hereby amends Part II, Item 6 of its Annual Report on Form 10-K for the year ended September 30, 2000 as set forth below.

                                    PART II

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


                                                          YEAR ENDED SEPTEMBER 30,
                                               -----------------------------------------------
                                                1996      1997      1998      1999      2000
                                               -------   -------   -------   -------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
Sales........................................  $11,292   $13,894   $16,297   $20,645   $21,106
Cost of sales................................    5,111     5,783     7,537     9,076     9,646
                                               -------   -------   -------   -------   -------
Gross profit.................................    6,181     8,111     8,760    11,569    11,460
Operating expenses:
  Selling, general and administrative........    2,960     3,906     4,395     5,905     7,153
  Research and development...................    1,840     1,855     1,873     2,155     3,190
                                               -------   -------   -------   -------   -------
          Total operating expenses...........    4,800     5,761     6,258     8,060    10,343
                                               -------   -------   -------   -------   -------
Income from operations.......................    1,381     2,350     2,492     3,509     1,117
Interest and other income (expense), net.....       37        10       249       305       548
                                               -------   -------   -------   -------   -------
Income before income taxes...................    1,418     2,350     2,741     3,814     1,665
Provision for income taxes...................      588       964     1,122     1,547       681
                                               -------   -------   -------   -------   -------
Net income...................................  $   830   $ 1,396   $ 1,619   $ 2,267   $   984
                                               =======   =======   =======   =======   =======
Earnings per share -- basic and diluted......  $  0.21   $  0.35   $  0.40   $  0.57   $  0.18
Weighted average shares outstanding as
  adjusted for reincorporation -- basic......    4,000     4,000     4,000     4,000     5,514
                     diluted.................    4,000     4,000     4,000     4,000     5,610


                                                          YEAR ENDED SEPTEMBER 30,
                                              ------------------------------------------------
                                               1996      1997      1998      1999       2000
                                              -------   -------   -------   -------    -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA
Cash and cash equivalents...................  $    --   $    --   $    38   $ 3,539(1) $ 7,884
Working capital.............................    6,030     7,381     8,641    10,808     18,729
Total assets................................    9,071    11,018    12,160    15,491     24,413
Stockholders' equity........................    7,471     8,867    10,486    12,753     22,423

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TRUETIME, INC.

                                            By   /s/ ELIZABETH A. WITHERS
                                             -----------------------------------
                                                    Elizabeth A. Withers
                                                President and Chief Executive
                                                            Officer


Date: December 22, 2000