Form 10-K/A
period 2000-09-30
TRUETIME INC
filed 2001-01-19
CIK 1097984

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              --------------------


                                   FORM 10-K/A
                                 AMENDMENT NO. 2


                       AMENDMENT TO APPLICATION OR REPORT
                   FILED PURSUANT TO SECTION 12, 13, OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                 TRUETIME, INC.
             (Exact name of registrant as specified in its charter)



                        Commission File Number 000-28473



================================================================================

The undersigned registrant hereby amends Part III, Item 11 of its Annual Report on Form 10-K for the year ended September 30, 2000 as set forth below to correct mathematical errors in the calculation of the percent of total options granted to employees and the potential realizable value of stock options granted to the executive officers in fiscal 2000.


PART III

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

EXECUTIVE COMPENSATION

     A summary of the compensation earned by the current President and Chief Executive Officer of TrueTime, and the two other executive officers and one former executive officer of TrueTime who received salary and bonus in the fiscal years ended September 30, 2000 and 1999, that exceeded $100,000, these persons being collectively referred to as "named executive officers." The following compensation data includes bonuses awarded in fiscal 2000 for performance in fiscal 1999.


                           SUMMARY COMPENSATION TABLE

                                                                    LONG-TERM
                                        ANNUAL COMPENSATION    COMPENSATION AWARDS
                                        --------------------    SHARES UNDERLYING
NAME AND PRINCIPAL POSITION      YEAR    SALARY      BONUS           OPTIONS         OTHER COMPENSATION
---------------------------      ----   --------    --------   -------------------   ------------------
Elizabeth A. Withers...........  2000   $157,939    $     --        105,000              $   5,035(2)
  President and Chief            1999     98,077(1)   71,546             --                  4,617(2)
  Executive Officer

Haresh C. Patnaik..............  2000    154,482          --         90,000                  4,979(2)
  Senior Vice President and      1999    135,193      71,546             --                  4,980(2)
  Chief Technical Officer

Donald H. Mitchell.............  2000    147,705          --         90,000                  3,938(2)
  Vice President and Director    1999     83,429     207,272(3)          --                  6,473(2)
  of Sales and Marketing

Michael P. Von der Porten......  2000    426,206(4)       --         90,000(5)              34,522(2)(6)
  Former Vice President and      1999    102,268      71,546             --                  4,764(2)
  Chief Financial Officer


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

                                                                                         POTENTIAL REALIZABLE VALUE
                                                                                           AT ASSUMED ANNUAL RATES
                                                                                               OF STOCK PRICE
                               SHARES OF     PERCENT OF TOTAL                                 APPRECIATION FOR
                              COMMON STOCK       OPTIONS        EXERCISE                       OPTION TERM(1)
                               UNDERLYING       GRANTED TO      PRICE PER                ---------------------------
NAME                            OPTIONS         EMPLOYEES         SHARE     EXPIRATION       5%             10%
----                          ------------   ----------------   ---------   ----------   -----------   -------------
Elizabeth A. Withers........    105,000            11.2%          $5.00      12/15/09     $330,170        $836,715
Haresh C. Patnaik...........     90,000             9.6%           5.00      12/15/09      283,003         717,184
Donald H. Mitchell..........     90,000             9.6%           5.00      12/15/09      283,003         717,184
Michael P.
  VonderPorten(2)...........         --              --              --            --           --              --

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



Date: January 19 , 2001             By       /s/ ELIZABETH A. WITHERS
                                      -----------------------------------------
                                                 Elizabeth A. Withers
                                        President and Chief Executive Officer