Form 10-K/A
period 2000-09-30
TRUETIME INC
filed 2001-02-02
CIK 1097984

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------



                                   FORM 10-K/A
                                 AMENDMENT NO. 3


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

The undersigned registrant hereby amends Part II, Item 5, and Part IV, Item 14(d), Note 7 of its Annual Report on Form 10-K for the year ended September 30, 2000 as set forth below to (1) correct the registrant's inadvertent inclusion of the number of beneficial holders of its common stock as of December 8, 2000, rather than the number of record holders as of such date as indicated therein and (2) correct the registrant's inadvertent exclusion of certain options, and to correct the inadvertent misclassification of certain options in the notes to the Financial Statements.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock began trading on the Nasdaq National Market on December 17, 1999, under the symbol "TRUE." Before that time, there was no market for our common stock. On December 8, 2000, there were 47 holders of record of our common stock and an estimated 3,932 beneficial holders of our common stock.

         The following table presents the range of high and low bid quotations for our common stock during the year ended September 30, 2000, our first year as a public company, as reported by The Nasdaq Stock Market, Inc.


YEAR ENDED SEPTEMBER 30, 2000:                                  LOW          HIGH
------------------------------                                  ---          ----
First Quarter........................................          $6.250       $ 8.750

Second Quarter.......................................           6.135        15.500

Third Quarter........................................           2.750         7.500

Fourth Quarter.......................................           2.500         5.813


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


PART IV
ITEM 14(d).  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
             SCHEDULES-  NOTE 7. STOCK OPTION PLANS

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

     During the year ended September 30, 2000, the Company issued an option to purchase 10,000 shares of common stock at $5 per share to an advisor to the Company in return for services; the options vested immediately and expire in ten years. The fair value of these options was estimated at $42,805 using the Black-Sholes model using the following assumptions: risk-free interest rate of 4.5%; expected life of ten years; expected dividend rate of 0%; and volatility of 85%. This amount has been charged to general and administrative expense during the year ended September 30, 2000. No options had been exercised at September 30, 2000.

A summary of activity with respect to the Employee Plan and the Director Plan for the year ended September 30, 2000 is as follows:

                                                                    OPTIONS OUTSTANDING
                                     -------------------------------------------------------------------------------------
                                                                                                                WEIGHTED
                                         OPTIONS                                                                AVERAGE
                                      AVAILABLE FOR      NUMBER OF                             AGGREGATE        EXERCISE
                                          GRANT           OPTIONS         EXERCISE PRICE         PRICE            PRICE
                                     ---------------    ------------     ----------------    -------------    -----------
Outstanding at October 1, 1999
   Available                            1,650,000            --                 --                 --              --
   Granted                             (1,001,000)       1,001,000        $3.06 -- $11.81      $5,203,688        $ 5.45
   Exercised                               --                --                 --                 --              --

   Forfeited                              114,500        ( 114,500)            $5.00             (572,500)       $ 5.00
                                      -----------       ----------                            -----------       -------

Outstanding at September 30, 2000         763,500          886,500                             $4,631,188         $5.51
                                      ===========       ==========                            ===========       =======


     The following table summarizes information about stock options outstanding and exercisable at September 30, 2000:

                                                                                        OPTIONS CURRENTLY
                                             OPTIONS OUTSTANDING                           EXERCISABLE
     -------------------------- ----------------------------------------------     -----------------------------
                                                   WEIGHTED
                                                    AVERAGE
                                                  CONTRACTUAL      WEIGHTED                          WEIGHTED
                                                   REMAINING       AVERAGE                           AVERAGE
                                   NUMBER            LIFE          EXERCISE          NUMBER          EXERCISE
         EXERCISE PRICE         OUTSTANDING         (YEARS)         PRICE          OUTSTANDING        PRICE
     -----------------------    -----------       ------------    ----------      -------------    ------------
     $ 3.06                        63,000            9.84           $ 3.06              --              --
     $ 5.00                       697,000            9.22           $ 5.00            60,000          $ 5.00
     $ 6.19                        51,500            9.53           $ 6.19              --              --
     $11.81                        75,000            9.28           $11.81              --              --
                                 --------           -----          -------           -------         -------
                                  886,500            9.28           $ 5.51            60,000          $ 5.00
                                 ========           =====          =======           =======         =======

The following information is presented in accordance with the disclosure requirements of SFAS 123. The fair value of each option grant to employees has been estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions used for grants:

          Risk-free interest rate                          6.25%
          Expected life                                     6.6
          Expected dividends                                --
          Volatility                                        118%

The weighted average fair value of the options granted was $4.90 per share for the year ended September 30, 2000.

Had compensation expense for the Employee Plan and Director Plan been determined based on the fair value at the grant date for options granted during the year ended September 30, 2000, consistent with the provisions of SFAS 123, the pro forma net income would have been reported as follows:

         Net income                              As reported              $ 984,128
                                                 Pro forma                $   8,935

         Earnings per share - basic              As reported              $    0.18
                                                 Pro forma                $      --

         Earnings per share - diluted            As reported              $    0.18

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                     TRUETIME, INC.



Date: February 1, 2001               By  /s/ Elizabeth A. Withers
                                       ----------------------------------------
                                             Elizabeth A. Withers
                                        President and Chief Executive Officer