Form 10-Q
period 2000-12-31
TRUETIME INC
filed 2001-02-14
CIK 1097984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 000-28473

                                 TRUETIME, INC.



             DELAWARE                                   94-3343279
             (STATE OF                               (I.R.S. EMPLOYER
           INCORPORATION)                            IDENTIFICATION NO.)

                               3750 WESTWIND BLVD.

                          SANTA ROSA, CALIFORNIA 95403

                                 (707) 528-1230

                                   ---------

                                 2835 DUKE COURT

                          SANTA ROSA, CALIFORNIA 95407

                 (FORMER ADDRESS OF PRINCIPLE EXECUTIVE OFFICES)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         There were 5,950,000 shares of the Registrant's Common Stock outstanding as of the close of business on February 13, 2001.

================================================================================

                                 TRUETIME, INC.

                                                                             PAGE
                                                                            NUMBER
                                                                            ------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements and Notes                                     3

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          8

   Item 3.  Quantitative and Qualitative Disclosure about Market Risk         14


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 15

   Item 2.  Changes in Securities and Use of Proceeds                         15

   Item 3.  Defaults Upon Senior Securities                                   15

   Item 4.   Submission of Matters to a Vote of Security Holders              15

   Item 5.   Other Information                                                15

   Item 6.  Exhibits and Reports on Form 8-K                                  15

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS AND NOTES

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
TrueTime, Inc.

We have reviewed the accompanying balance sheet of TrueTime, Inc. (the "Company") as of December 31, 2000 and the related statements of operations and of cash flows for the three months ended December 31, 2000 and December 31, 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of September 30, 2000, and the related statements of operations, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated November 29, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet information as of September 30, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
February 14, 2001

                                 TrueTime, Inc.
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                           September 30, 2000     December 31, 2000
                                                                                                                     (unaudited)
ASSETS
             Current assets:
                        Cash and cash equivalents ....................................     $            7,884     $            7,078
                        Trade accounts receivable, net of allowance of $34 ...........                  4,435                  4,619
                        Inventories ..................................................                  7,428                  7,223
                        Prepaid expenses and other assets ............................                    365                    462
                        Deferred income tax ..........................................                    300                    245
                                                                                           ------------------     ------------------

                           Total current assets ......................................                 20,412                 19,627

             Property and equipment, net .............................................                  2,903                  3,648
             Prepaid expenses, non-current ...........................................                    307                    244
             Goodwill, net of accumulated amortization of $241 and $247 ..............                    791                    784
                                                                                           ------------------     ------------------

                                               Total assets ..........................     $           24,413     $           24,303
                                                                                           ==================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
               Current liabilities:
                        Trade accounts payable .......................................     $              810     $              914
                        Accrued expenses .............................................                  1,180                    914
                        Deferred revenue .............................................                     --                     17
                                                                                           ------------------     ------------------

                           Total current liabilities .................................                  1,990                  1,845

               Deferred revenue ......................................................                     --                     20
                                                                                           ------------------     ------------------

                           Total liabilities .........................................                  1,990                  1,865
                                                                                           ------------------     ------------------

               Commitments and contingencies

               Stockholders' equity:
                        Preferred stock, $.01 par value, 1,000,000 shares
                        authorized, no shares issued and outstanding .................                     --                     --
                        Common stock, $.01 par value, 20,000,000 authorized;
                        5,950,000 shares issued and outstanding ......................                     60                     60
                        Additional paid-in capital ...................................                 12,901                 12,901
                        Additional paid-in capital - warrants ........................                    455                    455
                        Retained earnings ............................................                  9,007                  9,022
                                                                                           ------------------     ------------------

                           Total stockholders' equity ................................                 22,423                 22,438
                                                                                           ------------------     ------------------

                           Total liabilities and stockholders' equity ................     $           24,413     $           24,303
                                                                                           ==================     ==================

    The accompanying notes are an integral part of the financial statements.

                                 TrueTime, Inc.
                            STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                             Three months ended
                                                  December 31, 1999      December 31, 2000
Net sales ....................................... $            5,556     $            4,942

Cost of sales ...................................              2,582                  2,400
                                                  ------------------     ------------------

Gross profit ....................................              2,974                  2,542

Sales, general and administrative expenses ......              1,539                  1,830

Research & development ..........................                777                    795
                                                  ------------------     ------------------

Income (loss) from operations ...................                658                    (83)

Interest income .................................                108                    108
                                                  ------------------     ------------------

Income before taxes .............................                766                     25

Income taxes ....................................                314                     10
                                                  ------------------     ------------------

Net income ...................................... $              452     $               15
                                                  ==================     ==================


Weighted average shares outstanding - Basic .....          4,228,261              5,950,000

Weighted average shares outstanding - Diluted ...          4,301,523              5,950,000

Basic Earnings Per Share ........................ $             0.11     $             0.00

Diluted Earnings Per Share ...................... $             0.11     $             0.00

    The accompanying notes are an integral part of the financial statements.

                                 TrueTime, Inc.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                     Three months ended    Three months ended
                                                                                     December 31, 1999     December 31, 2000
Cash flows from operating activities:
                      Net income ...............................................     $            452      $             15
                      Adjustments to reconcile net income to net cash
                      provided by operating activities
                                     Deferred income taxes .....................                  (17)                   55
                                     Depreciation and amortization .............                  104                   151
                                     Gain or loss on disposal of property and
                                     equipment .................................                   --                     2
                                     Compensation expense related to
                                     options granted ...........................                   43                    --
                                     Effects of changes in operating
                                     assets and liabilities
                                             Receivables .......................                  118                  (184)
                                             Inventories .......................                 (595)                  205
                                             Prepaid expenses and
                                             other current assets ..............                 (265)                  (34)
                                             Trade accounts payable ............                1,313                   105
                                             Accrued expenses ..................                 (547)                 (267)
                                             Deferred revenue ..................                   --                    37
                                                                                     ----------------      ----------------

                         Net cash provided by operating activities .............                  606                    85
                                                                                     ----------------      ----------------

Cash flows from investing activities:
                      Decrease in related party receivables ....................                   23                    --
                      Capital expenditures .....................................                 (441)                 (891)
                                                                                     ----------------      ----------------

                         Net cash used in investing activities .................                 (418)                 (891)
                                                                                     ----------------      ----------------

Cash flows from financing activities
                      Proceeds of Initial Public Offering, net of offering costs                6,564                    --
                                                                                     ----------------      ----------------

                         Net cash provided by financing activities .............                6,564                    --
                                                                                     ----------------      ----------------


Increase (decrease) in cash and cash equivalents ...............................                6,752                  (806)

Cash and cash equivalents, beginning of period .................................                3,539                 7,884
                                                                                     ----------------      ----------------

Cash and cash equivalents, end of period .......................................     $         10,291      $          7,078
                                                                                     ================      ================

    The accompanying notes are an integral part of the financial statements.

TRUETIME, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

The balance sheet of TrueTime, Inc. at September 30, 2000 has been derived from the Company's audited financial statements at that date. The balance sheet at December 31, 2000, the statements of operations, and the statements of cash flows for the three months ended December 31, 2000 and 1999 have been prepared by the Company, unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows have been made. The results of operations for the three months ended December 31, 2000 and 1999 are not necessarily indicative of the operating results for a full year or for future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ending September 30, 2000.

PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 ("the Act") for their report on the unaudited financial information because that report is not a "report" or a "part of the registration statement" prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.       EARNINGS PER COMMON SHARE

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share:

                                 TrueTime, Inc.
                            EARNINGS PER COMMON SHARE


                                                                               Three months
                                                                 December 31, 1999      December 31, 2000
Net earnings available to common stockholders (in thousands)     $              452     $               15
                                                                 ==================     ==================
Weighted average common shares outstanding .................              4,228,261              5,950,000
Weighted average common share equivalents outstanding * ....                 73,262                     --
                                                                 ------------------     ------------------
Weighted average common shares and common
Share equivalents outstanding ..............................              4,301,523              5,950,000
                                                                 ==================     ==================
Basic earnings per common share ............................     $             0.11     $             0.00
                                                                 ==================     ==================
Diluted earnings per common share ..........................     $             0.11     $             0.00
                                                                 ==================     ==================

     * Effect in the first quarter of fiscal year 2001 would have been anti-dilutive; accordingly, the 1,043,956 weighted average warrants and options are excluded from the calculation above.

3.       INVENTORIES

Inventories consisted of the following (in thousands), net of reserves of $220 at September 30, 2000 and $28 at December 31, 2000:

                         September 30, 2000     December 31, 2000
Finished goods .....     $            1,266     $            1,328
Work in process ....                  2,449                  1,847
Raw material .......                  3,713                  4,048
                         ------------------     ------------------
                         $            7,428     $            7,223
                         ==================     ==================

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

On January 6, 2000, the Company's underwriters exercised their over-allotment option and purchased 450,000 shares of the Company's common stock at $5.00 per share. The Company received $2,078,549 after commissions of $157,500 and expenses of $13,951.

5.       ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Derivative Instruments and Hedging Activities-
The Company has adopted the provisions of Financial Accounting Standards Board
(FASB) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company does not currently hold derivative instruments or engage in hedging activities and therefore the adoption of FASB No. 133 has not had a significant effect on the Company's financial position, results of operations or cash flows.

Revenue Recognition in Financial Statements-
The Company has complied with the guidance provided by Staff Accounting Bulletin
(SAB) No. 101 for the quarter ending December 31, 2000. Compliance with this provision did not have a material impact on the Company's financial position, results of operations or cash flows.

6.       SUBSEQUENT EVENT

In January 2001, the Company entered into a sublease for its vacated facility. The base rent of the sublease is $21,250 per month; the term of the sublease is for forty-eight and one half months with an option to extend the sublease for one additional thirty-six month period.

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

     During the past decade, we have strived to produce state-of-the-art precise time and frequency technology. We have developed and implemented five generations of precision time products based on GPS technology through the use of our significant technology resources in the areas of GPS, frequency control, real-time operating systems and computer networking. Our increased investments in research and development have allowed us to develop a new platform (a combination of new hardware and software) for many products. We have decrease time to market for new products and improve product quality and robustness. Our new platform also provides a means through which TrueTime can enter new markets. Advanced technologies also offer opportunities to reduce manufacturing costs and support expenses by increasing volumes of common products.

RESULTS OF OPERATIONS

     The following table sets forth for three months ended December 31, 2000 and 1999, the percentage of income statement items to total sales:

                                                 Three Months Ended
                                                    December 31,
                                               1999            2000
                                            ----------      ----------
Sales .................................          100.0%          100.0%
Cost of sales .........................           46.5            48.6
Gross profit ..........................           53.5            51.4
Operating expenses:
    Selling, general and administrative           27.7            37.0
    Research and development ..........           14.0            16.1
        Total operating expenses ......           41.7            53.1
Income from operations ................           11.8            (1.7)
Interest income .......................            1.9             2.2
Income before income taxes ............           13.8             0.5
Provision for income taxes ............            5.7             0.2
Net income ............................            8.1%            0.3%

Three Months Ended December 31, 2000 compared to Three Months Ended December 31, 1999

     Sales. Sales for the quarter ended December 31, 2000 were $4.9 million, a decrease of $0.7 million, or 12.5%, from $5.6 million for the quarter ended December 31, 1999. This decrease in sales is attributed to fewer units shipped in the current fiscal quarter. The first quarter ending December 31, 1999 included additional sales related to Y2K readiness concerns, which did not occur in the quarter ending December 31, 2000. Shipments to governmental entities totaled 42.1% of total sales for the quarter ended December 31, 2000 compared with 43.5% for the comparable period in 1999. The long procurement cycles for government and institutional orders, and the ordering and approval processes for government orders, continue to produce irregular order patterns. This results in shipments and revenue recognition that are not linear on a quarterly basis. International orders for the quarter ended December 31, 2000 represented 15% of total sales compared with 20% for the comparable period in 1999.

     Cost of Sales. Cost of sales for the quarter ended December 31, 2000 was $2.4 million, a decrease of $0.2 million, or 7.7%, from $2.6 million for the quarter ended December 31, 1999. Cost of sales increased as a percentage of total sales to 48.6% in the quarter ended December 31, 2000 from 46.5% in the quarter ended December 31, 1999. Such percentage increase is a result of lower volumes and increased engineering and manufacturing overhead costs associated with investments in engineering personnel and upgraded equipment and facilities in the fiscal 2001 quarter.

     Operating Expenses. Operating expenses for the quarter ended December
31, 2000 were $2.6 million, an increase of $0.3 million, or 13.0%, from $2.3 million for the quarter ended December 31, 1999. Operating costs increased as a percentage of total sales to 53.1% in the quarter ended December 31, 2000 from 41.7% in the quarter ended December 31, 1999. This increase in operating expenses is the result of increased investments in our sales and marketing efforts. Higher costs associated with being a public company for the full three months in the first quarter of fiscal year 2001, and higher facility costs were also incurred during the three months ended December 31, 2000.

     Interest Income. Interest income for the quarter ended December 31, 2000 was $108,000, no change from the previous quarter ended December 31, 1999. Interest income increased as a percentage of total sales to 2.2% in the quarter ended December 31, 2000 from 1.9% in the quarter ended December 31, 1999.

     Income Taxes. Income taxes for the quarter ended December 31, 2000 were 40.0% of income before tax compared to 41.0% of income before tax for the quarter ended December 31, 1999. Income taxes include federal and state income taxes and are included on an estimated basis. Our effective income tax rate differs from the statutory federal rate of 34% primarily as a result of the effect of California state income taxes.

LIQUIDITY AND SOURCES OF CAPITAL

     TrueTime completed its initial public offering (the "Offering") of its common stock on December 22, 1999. Gross proceeds to TrueTime were $7,500,000. Net proceeds after discounts, commissions, and expenses of the Offering were $6,564,118. On January 6, 2000, the Company's underwriters exercised their over-allotment option and purchased an additional 450,000 shares of the Company's common stock at $5.00 per share. Gross proceeds to TrueTime were $2,250,000. Net proceeds after discounts, commissions, and expenses were $2,078,549.

At December 31, 2000, our cash balance was $7,078,228 compared to $7,884,386 on September 30, 2000. Net cash flow for the period, was a decrease in cash of $806,158.

For the three months ended December 31, 2000, operating activities provided $84,399. The largest contributors to this amount include $205,365 of cash provided by the reduction of inventories, $151,310 related to depreciation expense and $104,782 provided by a reduction in trade payables. Cash used by operating activities include $266,659 in increased accrued expenses and $184,383 in increased receivables.

For the three months ended December 31, 2000, investing activities used $891,000 for capital expenditures. Of this amount, $275,000 was used for tenant improvements on our new facility, $463,000 was used for the purchase of new modular furnishings, $74,000 was used for new computer equipment and software and $79,000 was used for the purchase of electronic equipment.

Previously, TrueTime announced that it would be moving into a new facility in early Fiscal Year 2001. The Company took possession of the new facility at the end of December 2000. The Company's portion of the capitalized tenant improvement cost are now estimated at $1,360,000. Furnishings for the new facility are estimated to cost $655,000. We anticipate financing the above-mentioned modular furnishings with a capital lease in the second quarter of fiscal year 2001. Further, the new facility will have rental expenses greater than those of our former facilities of about $190,000 per quarter net of a positive cash-flow generated from subleasing our vacated facilities. The increase in rental expenses will be funded by cash provided by operating activities. The Company entered into a sublease for its vacated facility in January 2001. The sublease has a base rent of $21,250 per month and a term of forty-eight and one half months with an option to extend the sublease for one additional thirty-six month period.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS No. 133, as amended, will be effective for fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities and, accordingly, the adoption of SFAS No. 133 has not had a significant effect on its financial position, results of operations, or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance for revenue recognition under certain circumstances. The Company has complied with the guidance provided by SAB 101 for the quarter ending December 31, 2000. Compliance with this provision did not have a material impact on the Company's financial position, results of operations, or cash flows.

     In March 2000, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-2, Accounting for Website Development Costs. This EITF provides guidance on whether certain costs incurred to develop websites should be capitalized or expensed. The consensus is effective for website development costs incurred for fiscal quarters beginning after June 30, 2000. The adoption of the accounting presented in EITF Issue 00-2 did not have a material impact on the Company's financial position, results of operations, or cash flows.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000; however, certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 was adopted during the year ended September 30, 2000; the adoption did not have a material impact on the Company's financial position, results of operations, or cash flows.

FORWARD LOOKING STATEMENTS

     Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included herein, including statements regarding potential future products and markets, the Company's future financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. We can give no assurance that such expectations will prove to have been correct. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results performance or achievements to differ materially from the Company's expectations are disclosed below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, as amended, filed with the Securities and Exchange Commission, under the headings "Forward Looking Statements" and "Risk Factors" and elsewhere. Further, all written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

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

     It is likely that we will be constantly threatened by current competitors or new market entrants who may develop new technologies or products or establish new standards that could render our products obsolete and unmarketable. Thus, we can offer no assurances that we will be successful in developing and marketing, on a timely and cost effective basis, product enhancements or new products that respond to technological developments, that are accepted in the marketplace or that comply with industry standards.

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

     Currently, Trimble Navigation Limited provides most of our GPS receivers, a key component for our older GPS-based products. In addition, Trimble has begun competing in markets similar to our own. While there can be no assurances that we can ensure continuous supply of these components, we have partially mitigated this risk by developing and integrating our own proprietary GPS receiver technology that is based upon widely available GPS chip sets. Further, this technology has been integrated into several of our newer products. If we are unable to obtain adequate supplies of Trimble's component for any reason or to successfully integrate our own substitute technology, we will likely experience delays or reductions in production and increased expenses. Our operations will be negatively affected if we experience inadequate supplies of any key components.

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

     WE FACE THE RISK OF LITIGATION ALLEGING OUR INFRINGEMENT OF OTHER PEOPLE'S INTELLECTUAL PROPERTY RIGHTS.

     We do not know of any instances where our products violate the intellectual property rights of others or inappropriately use their technology. However, technology-based companies are often very litigious. Therefore, we face the risk of adverse claims and litigation alleging infringement of other people's intellectual property rights. These claims could result in costly litigation and divert management's attention from other matters. Alternatively, these claims could practically require us to obtain licenses in order to use, manufacture, and sell certain of our products, regardless of the merits of the infringement claims, in order to maintain business levels, or we could otherwise be excluded from participation in certain markets. We cannot be certain that any necessary licenses will be available or that, if available, they can be obtained on reasonable terms acceptable to us.

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

     IF WE ARE UNABLE TO EXPAND OUR PRODUCTION CAPACITY TO MAINTAIN COMPETITIVE DELIVERY TIMES, WE WILL LIKELY LOSE CUSTOMERS.

     Our production capacity, and ability to fill orders for our customers on a timely basis, is limited by our equipment, the size of our production facilities, the ability of our suppliers and subcontractors to meet our needs, and our human resources. These resources in turn are limited by the availability of capital and the time required to increase capacity, particularly to qualify acceptable subcontractors, and to hire and train employees. We cannot assure you that we will have sufficient capital and resources to expand our production capacity and to maintain delivery times which our customers consider appropriate. Further, an increase in our delivery times may result in loss of customers.

     OUR RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED IF WE DO NOT HAVE ENOUGH DEMAND FOR OUR PRODUCTS TO JUSTIFY OUR INCREASED CAPACITY.

     To meet our goals for future growth, we have moved into new, larger manufacturing and office facilities, using a portion of our working capital to build out and equip the new facility. The additional capacity provided by the new facility and equipment will allow us to more than double our output given sufficient market demand. However, after increasing our production capacity, we may find that demand for our products does not remain sufficiently high for us to realize a satisfactory return on the capital we have spent to increase capacity.

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

     CARRYING VALUES OF INVENTORIES OF OUR PRODUCTS AND COMPONENTS THEREFORE MAY BE SUBJECT TO PERIODIC WRITE-DOWN, ADVERSELY AFFECTING OUR OPERATIONS.

     To be competitive in certain of our markets, particularly commercial markets, we will be required to build up inventories of certain products and services in anticipation of future orders. There can be no assurance that we will not experience problems of obsolete, excess or slow-moving inventory if we are not able to properly balance inventories against the prospect of future orders, and our operations may, therefore, be adversely affected by inventory write-downs from time to time.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to market risks related to changes in interest rates in the future. The unused proceeds from our initial public offering are invested in short term financial instruments, the value of which is subject to interest rate risk and could fall if interest rates rise. These short-term instruments are in low-yield, high quality investments for which fluctuations in the interest rate would have very little effect on our bottom line. Additionally, any future borrowings will likely have a variable rate component that will fluctuate as interest rates change. If market interest rates were to increase immediately and uniformly by 10%, there would not be a material effect on the results of operations or on our balance sheet because we currently have no debt.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    From time to time, the Company is a party to legal proceedings arising in the ordinary course of business. The Company is not currently a party to any litigation that it believes could have a material adverse effect on the results of operations, financial condition, or cash flows of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    The Company commenced the initial public offering (the "Offering") of its common stock on December 16, 1999 pursuant to a Registration Statement on Form S-1 (Registration No. 333-90269), which was declared effective by the Securities and Exchange Commission on December 16, 1999. The Offering was terminated upon the sale of all of the securities covered by such Registration Statement. The Company has used approximately $6,171,668 of the initial net proceeds of $8,642,667 from the offering for day to day working capital requirements. As of December 31, 2000, the Company had invested unused net proceeds of the Offering in the amount of approximately $2,471,000 in short-term money market investments.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.  OTHER INFORMATION.

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      The following exhibits are filed with this Quarterly Report.


                   Exhibit Number      Description

                        10.1 Standard Industrial Sublease dated as of December 11, 2000 by and between Innovadyne Technologies, Inc. and TrueTime, Inc.
                        11.1           Statement re Computation of Earnings per
                                       Share
                        15.1           Awareness Letter of Independent Public
                                       Accountants
                        27.1           Financial Data Schedule

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



                                       By:      /s/ John E. Dutil
                                           -------------------------------------
                                                    John E. Dutil
                                                 Chief Financial Officer
                                           (Principal Financial and Accounting
                                                       Officer)

Date: February 13, 2001

                                  EXHIBIT INDEX

                       EXHIBIT
                       NUMBER          DESCRIPTION
                       -------         -----------
                        10.1           Standard Industrial Sublease dated as of
                                       December 11, 2000 by and between
                                       Innovadyne Technologies, Inc. and
                                       TrueTime, Inc.
                        11.1           Statement re Computation of Earnings per
                                       Share
                        15.1           Awareness Letter of Independent Public
                                       Accountants
                        27.1           Financial Data Schedule