Form 10-Q
period 2001-03-31
TRUETIME INC
filed 2001-05-11
CIK 1097984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                   ----------

                                 2835 DUKE COURT

                          SANTA ROSA, CALIFORNIA 95407

                 (FORMER ADDRESS OF PRINCIPLE EXECUTIVE OFFICES)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    There were 5,950,000 shares of the Registrant's Common Stock outstanding as of the close of business on May 9, 2001.


================================================================================

                                 TRUETIME, INC.



                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                     ------


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements and Notes                                                              3

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       7

   Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                  14


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                          15

   Item 2.  Changes in Securities and Use of Proceeds                                                  15

   Item 3.  Defaults Upon Senior Securities                                                            15

   Item 4.  Submission of Matters to a Vote of Security Holders                                        15

   Item 5.  Other Information                                                                          15

   Item 6.  Exhibits and Reports on Form 8-K                                                           15

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS AND NOTES

                                 TrueTime, Inc.
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                              September 30,  March 31,
                                                                                                 2000          2001
                                                                                                           (unaudited)

ASSETS
             Current assets:
                        Cash and cash equivalents ........................................      $ 7,884      $ 6,342
                        Trade accounts receivable, net of allowance of $34 and $22 .......        4,435        3,786
                        Inventories ......................................................        7,428        7,335
                        Prepaid expenses and other assets ................................          365          874
                        Deferred income tax ..............................................          300          483
                                                                                                -------      -------

                           Total current assets ..........................................       20,412       18,820

             Property and equipment, net .................................................        2,903        4,169
             Prepaid expenses, non-current ...............................................          307          180
             Goodwill, net of accumulated amortization of $241 and $254 ..................          791          778
                                                                                                -------      -------

                                               Total assets ..............................      $24,413      $23,947
                                                                                                =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
               Current liabilities:
                        Trade accounts payable ...........................................      $   810      $   748
                        Accrued expenses .................................................        1,180        1,159
                        Deferred revenue .................................................           --           16
                                                                                                -------      -------

                           Total current liabilities .....................................        1,990        1,923

               Deferred revenue ..........................................................           --           56
                                                                                                -------      -------

                           Total liabilities .............................................        1,990        1,979
                                                                                                -------      -------

               Commitments and contingencies

               Stockholders' equity:
                        Preferred stock, $.01 par value, 1,000,000 shares
                        authorized, no shares issued and outstanding .....................           --           --
                        Common stock, $.01 par value, 20,000,000 authorized; 5,950,000
                        shares issued and outstanding ....................................           60           60
                        Additional paid-in capital .......................................       12,901       12,907
                        Additional paid-in capital - warrants ............................          455          455
                        Retained earnings ................................................        9,007        8,546
                                                                                                -------      -------

                           Total stockholders' equity ....................................       22,423       21,968
                                                                                                -------      -------

                           Total liabilities and stockholders' equity ....................      $24,413      $23,947
                                                                                                =======      =======

    The accompanying notes are an integral part of the financial statements.

                                 TrueTime, Inc.
                            STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                              Three months ended                     Six months ended
                                                       March 31, 2000     March 31, 2001     March 31, 2000     March 31, 2001

Net sales ........................................    $         4,659    $         4,561     $        10,215    $         9,504

Cost of sales ....................................              1,947              2,440               4,529              4,840
                                                      ---------------    ---------------     ---------------    ---------------

Gross profit .....................................              2,712              2,121               5,686              4,664

Selling, general and administrative expenses .....              1,441              2,088               2,980              3,918
Research & development ...........................              1,048                909               1,825              1,704
                                                      ---------------    ---------------     ---------------    ---------------

Income (loss) from operations ....................                223               (876)                881               (958)

Interest income ..................................                143                 82                 251                190
                                                      ---------------    ---------------     ---------------    ---------------

Income (loss) before taxes .......................                366               (794)              1,132               (768)

Income taxes .....................................                148               (318)                462               (307)
                                                      ---------------    ---------------     ---------------    ---------------

Net income (loss) ................................    $           218    $          (476)    $           670    $          (461)
                                                      ===============    ===============     ===============    ===============


Weighted average shares outstanding - Basic ......          5,925,000          5,950,000           5,078,000          5,950,000

Weighted average shares outstanding - Diluted ....          6,231,000          5,950,281           5,246,000          5,950,255

Basic Earnings (Loss) Per Share ..................    $          0.04    $         (0.08)    $          0.13    $         (0.08)

Diluted Earnings (Loss) Per Share ................    $          0.03                 --     $          0.13                 --


    The accompanying notes are an integral part of the financial statements.

                                 TrueTime, Inc.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                        Six months ended    Six months ended
                                                                                         March 31, 2000      March 31, 2001

Cash flows from operating activities:
                      Net income (loss) .............................................    $           670     $          (461)
                      Adjustments to reconcile net income (loss) to net cash
                      (used in) provided by operating activities
                                     Deferred income taxes ..........................                (17)               (183)
                                     Depreciation and amortization ..................                232                 319
                                     Loss on disposal of property and
                                     equipment ......................................                 --                   6
                                     Compensation expense related to
                                     options granted ................................                 43                   6
                                     Effects of changes in operating
                                     assets and liabilities
                                             Trade accounts receivables .............              1,374                 649
                                             Inventories ............................             (2,148)                 93
                                             Prepaid expenses and
                                             other current assets ...................             (1,158)               (382)
                                             Trade accounts payable .................                231                 (62)
                                             Accrued expenses .......................               (451)                (21)
                                             Deferred revenue .......................                 --                  72
                                                                                         ---------------     ---------------

                         Net cash (used in) provided by operating activities ........             (1,224)                 36
                                                                                         ---------------     ---------------

Cash flows from investing activities:
                      Repayment of related party receivables ........................                433                  --
                      Capital expenditures ..........................................               (722)             (1,578)
                                                                                         ---------------     ---------------

                         Net cash used in investing activities ......................               (289)             (1,578)
                                                                                         ---------------     ---------------

Cash flows from financing activities:
                      Proceeds of Initial Public Offering, net of offering costs ....              8,643                  --
                                                                                         ---------------     ---------------

                         Net cash provided by financing activities ..................              8,643                  --
                                                                                         ---------------     ---------------

Increase (decrease) in cash and cash equivalents ....................................              7,130              (1,542)

Cash and cash equivalents, beginning of period ......................................              3,539               7,884
                                                                                         ---------------     ---------------

Cash and cash equivalents, end of period ............................................    $        10,669     $         6,342
                                                                                         ===============     ===============

    The accompanying notes are an integral part of the financial statements.

TRUETIME, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The balance sheet of TrueTime, Inc. at September 30, 2000 has been derived from the Company's audited financial statements at that date. The balance sheet at March 31, 2001, the statements of operations for the three months and six months ended March 31, 2001 and 2000, and the statement of cash flows for the six months ended March 31, 2001 and 2000 have been prepared by the Company, unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows have been made. The results of operations for the three months and six months ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for a full year or for future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K, as amended, for the year ending September 30, 2000.


2. EARNINGS (LOSS) PER COMMON SHARE

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share:


                                 TrueTime, Inc.
                        EARNINGS (LOSS) PER COMMON SHARE

                                                               Three months                         Six months
                                                      March 31, 2000    March 31, 2001     March 31, 2000    March 31, 2001

Net earnings (loss) available to common
stockholders (in thousands) ......................    $          218    $         (476)    $          670    $         (461)
                                                      ==============    ==============     ==============    ==============

Weighted average common shares outstanding .......         5,925,000         5,950,000          5,078,000         5,950,000
Weighted average common share equivalents
outstanding* .....................................           306,000               281            168,000               255
                                                      --------------    --------------     --------------    --------------
Weighted average common shares and common share
equivalents outstanding ..........................         6,231,000         5,950,281          5,246,000         5,950,255
                                                      ==============    ==============     ==============    ==============

Basic earnings (loss) per common share ...........    $         0.04    $        (0.08)    $         0.13    $        (0.08)
                                                      ==============    ==============     ==============    ==============

Diluted earnings (loss) per common share .........    $         0.03                --     $         0.13                --
                                                      ==============    ==============     ==============    ==============

* Due to their anti-dilutive effect, additional warrants and options of 1,037,150 shares equivalent are excluded from the calculation above for the three month and six month periods ending March 31, 2001.

3. INVENTORIES

Inventories consisted of the following (in thousands), net of reserves of $220 at September 30, 2000 and $72 at March 31, 2001:

                                              September 30, 2000   March 31, 2001

Finished goods ..............................    $        1,266    $        1,198
Work in process .............................             2,449             1,509
Raw material ................................             3,713             4,628
                                                 --------------    --------------
                                                 $        7,428    $        7,335
                                                 ==============    ==============

4. INITIAL PUBLIC OFFERING

On November 1, 1999, the Company was reincorporated in Delaware with 4,000,000 shares of common stock outstanding. On December 16, 1999, the Company completed its Initial Public Offering in which the Company sold 1,500,000 shares of common stock at $5.00 per share and the Company's owner, OYO Corporation U.S.A., sold 1,500,000 shares of common stock at $5.00 per share. The Company received $6,564,118 after commissions of $525,000 and expenses of $410,882.

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

GENERAL

     TrueTime designs, develops, manufactures and markets precision time and precision frequency products that are essential components used in telecommunications, computer networking, e-commerce, aerospace and various other commercial markets. Our products use a variety of external timing references, including most importantly the Global Positioning System, or GPS, together with advanced electronic circuitry and software to provide high quality signals and precise time. We offer a wide variety of products, which can be divided into the following broad categories:

         o        precise time and frequency products

         o        computer plug-in cards with precise timing capabilities

         o        computer network time servers

         o        time code products

         o        time displays

RESULTS OF OPERATIONS

         The following table sets forth for the three months and six months ended March 31, 2001 and 2000, the percentage of income statement items to total sales:

                                                Three Months Ended      Six Months Ended
                                                     March 31,              March 31,
                                                  2000       2001        2000       2001
                                                 ------     ------      ------     ------

Sales .......................................     100.0%     100.0%      100.0%     100.0%
Cost of sales ...............................      41.8       53.5        44.3       50.9
Gross profit ................................      58.2       46.5        55.7       49.1
Operating expenses:
    Selling, general and administrative .....      30.9       45.8        29.2       41.3
    Research and development ................      22.5       19.9        17.9       17.9
        Total operating expenses ............      53.4       65.7        47.1       59.2
Income from operations ......................       4.8      (19.2)        8.6      (10.1)
Interest income .............................       3.1        1.8         2.5        2.0
Income before income taxes ..................       7.9      (17.4)       11.1       (8.1)
Income taxes ................................       3.2       (7.0)        4.5       (3.2)
Net income (loss) ...........................       4.7%     (10.4)%       6.6%      (4.9)%


Three Months and Six Months Ended March 31, 2001 compared to Three Months and Six Months Ended March 31, 2000

         Sales. Sales for the quarter ended March 31, 2001 were $4.6 million, a decrease of $0.1 million, or 2.1%, from $4.7 million for the quarter ended March 31, 2000. This slight decrease in sales is attributed to the timing of our Government orders. Sales to Government and indirect Government customers totaled 47.0% of total sales for the quarter ended March 31, 2001 compared with 23.5% for the comparable period in 2000. For the six months ended March 31, 2001, sales were $9.5 million, a decrease of $0.7 million, or 6.9%, from $10.2 million for the six months ended March 31, 2000. The decrease in sales for this comparable period is attributed to the large amount of backlog at the beginning of fiscal 2000. The actual backlog of orders increased by $0.6 million for the six months ended March 31, 2001 compared to a decrease in backlog of $2.4 million for the same period last year. International orders for the first six months ended March 31, 2001 represented 17.3% of total sales compared with 23% for the comparable period in 2000. TrueTime has emphasized entering the computer networking and telecommunications markets as part of our strategy. These markets have experienced economic slowdowns, and in turn, TrueTime has also experienced a slowdown with regards to order growth in these markets. We are unable to predict the duration or depth of the declining economic conditions affecting these technology sectors. This economic development is leading to an increased effort on our part to reduce inventories. We are also experiencing an increased level of competition in our traditional government business as many of our competitors, possibly driven by the economic slowdown in the commercial markets, refocus their efforts in the government market space. This increased competition could also affect our operations for the foreseeable future.

         Cost of Sales. Cost of sales for the quarter ended March 31, 2001 was $2.4 million, an increase of $0.5 million, or 26.3%, from $1.9 million for the quarter ended March 31, 2000. Cost of sales increased as a percentage of total sales to 53.5% in the quarter ended March 31, 2001 from 41.8% in the quarter ended March 31, 2000. This increase is primarily related to the following:

         o increased labor expenses due to investments in engineering personnel as well as upward wage pressures ($0.2 million or 40.0% of total increase)

         o increased depreciation expenses related to investments in upgrading our production facilities and equipment as well as higher overhead expenses ($0.1 million or 20.0% of total increase)

         o increase in reserves for obsolete inventory ($0.1 million or 20.0% of total increase)

         o broader product mix of lower margin items coupled with lower volumes in general

Cost of sales for the six months ended March 31, 2001 was $4.8 million, an increase of $0.3 million, or 6.7% from $4.5 million in the six months ended March 31, 2000. Cost of sales as a percentage of total sales increased to 50.9% of sales in the six months ended

March 31, 2001 from 44.3% of sales in the six months ended March 31, 2000. Such percentage increases are primarily related to the following:

         o increased labor expenses due to investments in engineering personnel as well as upward wage pressures ($0.3 million or 50.0% of total increase)

         o increased depreciation expenses related to investments in upgrading our production facilities and equipment as well as higher overhead expenses ($0.2 million or 33.3% of total increase)

         o increase in reserves for obsolete inventory ($0.1 million or 16.7% of total increase)

         o broader product mix of lower margin items coupled with lower volumes in general

         Operating Expenses. Operating expenses for the quarter ended March 31, 2001 were $3.0 million, an increase of $0.5 million, or 20.0%, from $2.5 million for the quarter ended March 31, 2000. Operating costs increased as a percentage of total sales to 65.7% in the quarter ended March 31, 2001 from 53.4% in the quarter ended March 31, 2000. This percentage increase in operating expenses is primarily related to the following:

         o increased investments in our sales and marketing efforts ($0.2 million or 36% of total increase)

         o higher rent and building overhead expenses ($0.2 million or 36% of total increase)

         o increased administrative expenses and fees relating to being a public company ($0.1 million or 18% of total increase)


Operating expenses for the six months ended March 31, 2001 were $5.6 million, an increase of $0.8 million, or 16.7% from $4.8 million in the six months ended March 31, 2000. Operating expenses increased to 59.2% of sales in the six months ended March 31, 2001 from 47.1% in the six months ended March 31, 2000. Such percentage increases are primarily related to the following:

         o increased investments in our sales and marketing efforts ($0.5 million or 45.5% of total increase)

         o higher rent and building overhead expenses ($0.3 million or 26.1% of total increase)

         o increased administrative expenses and fees relating to being a public company ($0.2 million or 17.4% of total increase)

         Interest Income. Interest income for the quarter ended March 31, 2001 was $0.08 million, a decrease of $0.06 million from $0.14 million for the quarter ended March 31, 2000. Interest income decreased as a percentage of total sales to 1.8% in the quarter ended March 31, 2001 from 3.1% in the quarter ended March 31, 2000. Interest income for the six months ended March 31, 2001 was $0.19 million, a decrease of $0.06 million, or 24% from $0.25 million for the six months ended March 31, 2000. Such percentage decreases are the result of the decreased cash balance due to facility and equipment investments, coupled with the decrease in interest rates over the prior year.

         Income Taxes. Income taxes for the quarter ended March 31, 2001 were 40.0% of income (loss) before tax compared to 40.4% of income before tax for the quarter ended March 31, 2000. Income taxes for the six months ended March 31, 2001 were 40.0% of income (loss) before tax compared to 40.8% of income before tax for the six months ended March 31, 2000. Income taxes include federal and state income taxes and are included on an estimated basis. Our effective income tax rate differs from the statutory federal rate of 34% primarily as a result of the effect of California state income taxes.



LIQUIDITY AND SOURCES OF CAPITAL

         TrueTime completed its Initial Public Offering of its common stock on December 16, 1999. Gross proceeds to TrueTime were $7,500,000. Net proceeds after discounts, commissions, and expenses of the Offering were $6,564,118. On January 6, 2000, the

Company's underwriters exercised their over-allotment option and purchased an additional 450,000 shares of the Company's common stock at $5.00 per share. Gross proceeds to TrueTime were $2,250,000. Net proceeds after discounts, commissions, and expenses were $2,078,549.

At March 31, 2001, our cash balance was $6.3 million compared to $7.9 million on September 30, 2000.

For the six month period ended March 31, 2001, operating activities provided $0.04 million. The largest contributors to this amount include $0.6 million provided by a reduction in trade receivables, $0.1 million provided by the reduction of inventories, and $0.1 million provided by deferred revenue and income taxes. Cash used by operating activities include $0.1 million in decreased accrued trade payables and accrued expenses and $0.6 million in increased prepaid expenses which includes federal and state deferred tax benefits and federal and state income taxes receivable.

For the six month period ended March 31, 2001, investing activities used $1.6 million for capital expenditures. Of this amount, $0.7 million was used for facility tenant improvements, $0.6 million was used for the purchase of new modular furnishings, $0.1 million was used for new computer equipment and software and $0.2 million was used for the purchase of electronic equipment. Anticipated capital expenditures for the next six months are $0.12 million, primarily in the area of electronic test and computer equipment.

Previously, TrueTime announced that it would be moving into a new facility in early fiscal year 2001. The Company took possession of the new facility at the end of December 2000. The actual move to the new location was completed in January 2001. The Company's capitalized tenant improvement costs were $1.3 million. Furnishings for the new facility cost $0.6 million. TrueTime intends to enter into a sale leaseback transaction with a commercial bank on the above mentioned furnishings and other previously purchased equipment in the third quarter. The results of this transaction, if it is accomplished as intended, will increase our cash by $.75 million at the time of signing the lease.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No.133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No.133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS No. 133, as amended, was effective for fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities and, accordingly, the adoption of SFAS No. 133 has not had a significant effect on its financial position, results of operations, or cash flows.

FORWARD LOOKING STATEMENTS

         Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included herein, including statements regarding potential future products and markets, the Company's future financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. We can give no assurance that such expectations will prove to have been correct. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results performance or achievements to differ materially from the Company's expectations are disclosed below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, as amended, and the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission, under the headings "Forward Looking Statements" and "Risk Factors" and elsewhere. Further, all written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

RISK FACTORS


     The following risks could impact our business and operations and should be considered by investors.

     OUR BUSINESS WILL SUFFER IF WE CONTINUE TO EXPERIENCE A GENERAL ECONOMIC SLOWDOWN IN THE U.S., PARTICULARLY AS THAT SLOWDOWN AFFECTS TECHNOLOGY MARKETS.

     Our commercial operations are cyclical and dependent for success on the general economic well-being of the United States and certain other world markets. A general economic downturn will adversely affect demand for our products and services. Although the economy of the United States has experienced one of its longest periods of growth in recent history, the continued strength of the United States economy cannot be assured. There are some signs that we are entering a period of general economic slowdown and a particularly acute slowdown in technology markets. Moreover, there are also some signs that we are entering a period of a world economic slowdown. If the United States or world economies were to begin to decline or the demand for technology continues its recent trends, the demand for, and price of, our products could be adversely affected, thus adversely affecting our revenues and income. Further, other general market conditions such as increased inflation and higher interest rates, were they to occur, could also adversely impact our revenues and results.

     POWER GENERATION PROBLEMS IN CALIFORNIA COULD BE DETRIMENTAL TO OUR
BUSINESS.

     California has recently experienced power shortages, resulting in the implementation of rolling blackouts throughout the state. These blackouts could disrupt our operations and increase our expenses. Our insurance currently does not provide for coverage for any damages we may incur as a result of any disruption in our power supply. California has also recently experienced rising energy costs which could negatively impact our results.


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

     BECAUSE MANY OF OUR KEY CUSTOMERS ARE UNITS OF THE U.S. GOVERNMENT AND ENTITIES THAT ARE DEPENDENT UPON U.S. GOVERNMENT FUNDING FOR PURCHASES, DECREASED GOVERNMENT SPENDING OR INCREASED COMPETITION FOR GOVERNMENT BUSINESS COULD ADVERSELY AFFECT OUR BUSINESS.

     Our defense, military and aerospace based business depends largely on U.S. government expenditures, whether directly with us or indirectly with our customers who contract with the U.S. government. In recent years, units of the U.S. government have collectively accounted for an approximate range of 21% to 36% of our annual revenues. There can be no assurances as to whether future governmental spending will adequately support our business in those areas, and substantial decreases in government spending or loss of U.S. governmental customers could materially and adversely affect our operations. With the slowdown in technology markets in the U.S. in general, we may experience considerable competition for our traditional government business.

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

     CARRYING VALUES OF INVENTORIES OF OUR PRODUCTS AND COMPONENTS MAY BE SUBJECT TO PERIODIC WRITE-DOWN, ADVERSELY AFFECTING OUR OPERATIONS.

     To be competitive in certain of our markets, particularly commercial markets, we will be required to build up inventories of certain products in anticipation of future orders. There can be no assurance that we will not experience problems of obsolete, excess or slow-moving inventory if we are not able to properly balance inventories against the prospect of future orders, and our operations may, therefore, be adversely affected by inventory write-downs from time to time. In periods of general economic slowdown or slowdowns in the technology sector we could be especially affected by such problems.

     CARRYING VALUES OF INTANGIBLE ASSETS MAY BE SUBJECT TO PERIODIC WRITE-DOWN, ADVERSELY AFFECTING OUR OPERATIONS.

     Goodwill and other intangible assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount may not be recoverable. If the carrying value of our intangible assets exceeds the expected undiscounted future cash flows, a loss would be recognized to the extent the carrying amount of assets exceeds their fair values. This loss may negatively impact our results of operation.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to market risks related to changes in interest rates in the future. The unused proceeds from our Initial Public Offering are invested in short-term financial instruments, the value of which is subject to interest rate risk and could fall if interest rates rise. These short-term instruments are in low-yield, high quality investments for which fluctuations in the interest rate would have very little effect on our results of operations. Additionally, any future borrowings will likely have a variable rate component that will fluctuate as interest rates change. If market interest rates were to increase immediately and uniformly by 10%, there would not be a material effect on the results of operations or on our balance sheet because we currently have no debt.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The Company commenced the Initial Public Offering (the "Offering") of its common stock on December 16, 1999 pursuant to a Registration Statement on Form S-1 (Registration No. 333-90269), which was declared effective by the Securities and Exchange Commission on December 16, 1999. The Offering was terminated upon the sale of all of the securities covered by such Registration Statement. The Company has used approximately $6,437,714 of the initial net proceeds of $8,642,667 from the offering for day to day working capital requirements and capital improvements. As of March 31, 2001, the Company had invested unused net proceeds of the Offering in the amount of approximately $2,205,000 in short-term money market investments.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On February 23, 2001, we held our Annual Meeting of Stockholders (the "Meeting"). At the Meeting, our stockholders approved the election of Charles J. Abbe and Haresh C. Shah as directors, each holding office until the 2004 Annual Meeting of stockholders or until his successor is duly elected and qualified. The directors whose term of office continued after the Meeting are Satoru Ohya, Katsuhiko Kobayashi, Elizabeth A. Withers and Charles H. Still.

The directors were so elected with the following votes:

                                               For                         Withheld
                                               ---                         --------

         Charles J. Abbe                    5,215,122                       22,253
         Haresh C. Shah                     5,214,622                       22,753

The total voted shares represented in person or by proxy was 5,237,375.


ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits filed with this Quarterly Report.

      None

(b)   Reports on Form 8-K.

      None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               TRUETIME, INC.



                               By:         /s/ Elizabeth A. Withers
                                   --------------------------------------------
                                               Elizabeth A. Withers
                                       President and Chief Executive Officer
                                           (Principal Executive Officer)



                               By:           /s/ John E. Dutil
                                   --------------------------------------------
                                                   John E. Dutil
                                             Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Date: May 9, 2001