Form 10-Q
period 2001-06-30
TRUETIME INC
filed 2001-08-10
CIK 1097984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                               3750 WESTWIND BLVD.

                          SANTA ROSA, CALIFORNIA 95403

                                 (707) 528-1230

                    (ADDRESS OF PRINCIPLE EXECUTIVE OFFICES)

         - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -




    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

     There were 5,950,000 shares of the Registrant's Common Stock outstanding as of the close of business on August 9, 2001.

                                 TRUETIME, INC.

                                                                                                  PAGE
                                                                                                 NUMBER
                                                                                                 ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements and Notes                                                             3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      7

Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                 15


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         16

Item 2.  Changes in Securities and Use of Proceeds                                                 16

Item 3.  Defaults Upon Senior Securities                                                           16

Item 4.  Submission of Matters to a Vote of Security Holders                                       16

Item 5.  Other Information                                                                         16

Item 6.  Exhibits and Reports on Form 8-K                                                          16

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS AND NOTES

                                 TrueTime, Inc.
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                          September 30, 2000    June 30, 2001
                                                                                                                 (unaudited)
ASSETS

             Current assets:
                        Cash and cash equivalents ....................................          $ 7,884            $ 6,973
                        Trade accounts receivable, net of allowance of $34 and $41 ...            4,435              2,928
                        Inventories ..................................................            7,428              6,905
                        Prepaid expenses and other assets ............................              365                563
                        Income taxes receivable ......................................               --                681
                        Deferred income tax ..........................................              300                494
                                                                                                -------            -------

                        Total current assets .........................................           20,412             18,544

             Property and equipment, net .............................................            2,903              4,189
             Prepaid expenses, non-current ...........................................              307                117
             Goodwill, net of accumulated amortization of $241 and $260 ..............              791                771
                                                                                                -------            -------

                                       Total assets ..................................          $24,413            $23,621
                                                                                                =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
               Current liabilities:
                        Trade accounts payable .......................................          $   810            $   398
                        Accrued expenses .............................................            1,180                935
                        Capital lease, current .......................................               --                169
                        Deferred revenue .............................................               --                 60
                                                                                                -------            -------

                        Total current liabilities ....................................            1,990              1,562

               Non-Current liabilities:
                        Capital lease ................................................               --                556
                        Deferred revenue .............................................               --                 60
                                                                                                -------            -------


                        Total liabilities ............................................            1,990              2,178
                                                                                                -------            -------

               Commitments and contingencies

               Stockholders' equity:
                        Preferred stock, $.01 par value, 1,000,000 shares
                        authorized, no shares issued and outstanding .................               --               --
                        Common stock, $.01 par value, 20,000,000 authorized; 5,950,000
                        shares issued and outstanding ................................               60               60
                        Additional paid-in capital ...................................           12,901           12,907
                        Additional paid-in capital - warrants ........................              455              455
                        Retained earnings ............................................            9,007            8,021
                                                                                                -------          -------

                        Total stockholders' equity ...................................           22,423           21,443
                                                                                                -------          -------

                                       Total liabilities and stockholders' equity ....          $24,413          $23,621
                                                                                                =======          =======

    The accompanying notes are an integral part of the financial statements.

                                 TrueTime, Inc.
                            STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                           Three months ended                      Nine months ended
                                                    June 30, 2000       June 30, 2001       June 30, 2000      June 30, 2001
Net sales ...................................        $     4,940         $     4,531         $    15,157        $    14,034

Cost of sales ...............................              2,220               2,760               6,750              7,599
                                                     -----------         -----------         -----------        -----------

Gross profit ................................              2,720               1,771               8,407              6,435

Selling, general and administrative expenses               1,942               1,870               4,921              5,788
Research & development ......................                808                 907               2,633              2,611
                                                     -----------         -----------         -----------        -----------

(Loss) income from operations ...............                (30)             (1,006)                853             (1,964)

Interest income .............................                146                  69                 395                259

Interest expense ............................                 --                  10                  --                 10
                                                     -----------         -----------         -----------        -----------

Income (loss) before taxes ..................                116                (947)              1,248             (1,715)

Income taxes ................................                 50                (422)                512               (729)
                                                     -----------         -----------         -----------        -----------

Net income (loss) ...........................        $        66         $      (525)        $       736        $      (986)
                                                     ===========         ===========         ===========        ===========


Weighted average shares outstanding - Basic .          5,950,000           5,950,000           5,368,000          5,950,000

Weighted average shares outstanding - Diluted          5,950,000           5,950,000           5,550,000          5,950,000

Basic earnings (loss) per share .............        $      0.01         $     (0.09)        $      0.14        $     (0.17)

Diluted earnings (loss) per share ...........        $      0.01         $     (0.09)        $      0.13        $     (0.17)

    The accompanying notes are an integral part of the financial statements.

                                 TrueTime, Inc.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                              Nine months ended   Nine months ended
                                                                                                June 30, 2000       June 30, 2001
Cash flows from operating activities:

                      Net income (loss) ...................................................        $   736             $  (986)
                      Adjustments to reconcile net income (loss) to net cash
                      (used in) provided by operating activities:
                                     Deferred income taxes ................................            (17)               (194)
                                     Depreciation and amortization ........................            368                 504
                                     Loss on disposal of property and
                                     equipment ............................................             --                   5
                                     Compensation expense related to
                                     options granted ......................................             43                   6
                                     Effects of changes in operating
                                     assets and liabilities
                                             Trade accounts receivables,net ...............          1,197               1,507
                                             Inventories ..................................         (2,895)                522
                                             Prepaid expenses and
                                             other assets .................................         (1,062)               (689)
                                             Trade accounts payable .......................            (33)               (412)
                                             Accrued expenses .............................           (928)               (245)
                                             Deferred revenue .............................             --                 120
                                                                                                   -------             -------

                      Net cash (used in) provided by operating activities .................         (2,591)                138
                                                                                                   -------             -------

Cash flows from investing activities:

                      Repayment of related party receivables ..............................            433                  --
                      Proceeds from sale of equipment .....................................             --                 752
                      Capital expenditures ................................................           (903)             (1,774)
                                                                                                   -------             -------

                      Net cash used in investing activities ...............................           (470)             (1,022)
                                                                                                   -------             -------

Cash flows from financing activities:

                      Principal payments on capital lease .................................             --                 (27)
                      Proceeds of Initial Public Offering, net of offering costs...........          8,643                  --
                                                                                                   -------             -------

                      Net cash provided by financing activities ...........................          8,643                 (27)
                                                                                                   -------             -------

Increase (decrease) in cash and cash equivalents ..........................................          5,582                (911)

Cash and cash equivalents, beginning of period ............................................          3,539               7,884
                                                                                                   -------             -------

Cash and cash equivalents, end of period ..................................................        $ 9,121             $ 6,973
                                                                                                   =======             =======

Non-cash financing activities:
                      Assets acquired under capital lease:                                                             $   752
                                                                                                                       =======

    The accompanying notes are an integral part of the financial statements.

TRUETIME, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The balance sheet of TrueTime, Inc. at September 30, 2000 has been derived from the Company's audited financial statements at that date. The balance sheet at June 30, 2001, the statements of operations for the three months and nine months ended June 30, 2001 and 2000, and the statements of cash flows for the nine months ended June 30, 2001 and 2000 have been prepared by the Company, unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows have been made. The results of operations for the three months and nine months ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for a full year or for future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K, as amended, for the year ended September 30, 2000.

Some numbers in prior year quarters (franchise tax and gain (loss) on sale of assets) were reclassified to operating expense to be reflective of current year presentation.

2.   EARNINGS (LOSS) PER COMMON SHARE

The following table summarizes the calculation of net earnings (loss) and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share:

                                 TrueTime, Inc.
                        EARNINGS (LOSS) PER COMMON SHARE

                                                                Three months                         Nine months
                                                      June 30, 2000      June 30, 2001      June 30, 2000    June 30, 2001
Net earnings (loss) available to common
stockholders (in thousands) .......................    $        66        $      (525)        $     736        $    (986)
                                                       ===========        ===========         =========        =========

Weighted average common shares outstanding ........      5,950,000          5,950,000         5,368,000        5,950,000
Weighted average common share equivalents
outstanding* ......................................             --                 --           182,000               --
                                                       -----------        -----------         ---------        ---------
Weighted average common shares and common share
equivalents outstanding ...........................      5,950,000          5,950,000         5,550,000        5,950,000
                                                       ===========        ===========         =========        =========

Basic earnings (loss) per common share ............    $      0.01        $     (0.09)        $    0.14        $   (0.17)
                                                       ===========        ===========         =========        =========

Diluted earnings per common share .................    $      0.01        $     (0.09)        $    0.13        $   (0.17)
                                                       ===========        ===========         =========        =========

* Due to their anti-dilutive effect, additional warrants and options of 1,031,800 and 75,000 shares equivalent for the three month and nine month periods respectively ended June 30, 2000 and 1,034,700 shares equivalent for the three month and nine month periods ended June 30, 2001 are excluded from the calculation above.

3.   INVENTORIES

Inventories consisted of the following (in thousands), net of reserves of $220 at September 30, 2000 and $104 at June 30, 2001:

                                              September 30, 2000      June 30, 2001
Finished goods .....................                $1,266                $1,218
Work in process ....................                 2,449                 1,277
Raw material .......................                 3,713                 4,410
                                                    ------                ------
                                                    $7,428                $6,905
                                                    ======                ======

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

5.   RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations and Goodwill and Other Intangible Assets

The Financial Accounting Standards Board (FASB) recently announced the issuance of No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The company has goodwill for which amortization has been recorded against in prior periods. The impact of the future adoption of FAS 142 has yet to be determined.Amortization of goodwill per quarter is $6,444; amortization of goodwill for the year would be $25,776. The company will need to review the potential impairment of carrying values of goodwill to determine if there will be a write-down. Currently, goodwill is valued at $771,444.

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

GENERAL

     TrueTime designs, develops, manufactures and markets precision time and precision frequency products that are essential components used in telecommunications, computer networking, e-commerce, aerospace and various other commercial markets. Our products use a variety of external timing references, including most importantly the Global Positioning System, or GPS, together with advanced electronic circuitry and software to provide high quality signals and precise time. We offer a wide variety of products, which can be divided into the following broad categories:

         -        precise time and frequency products

         -        computer plug-in cards with precise timing capabilities

         -        computer network time servers

         -        time code products

         -        time displays

RESULTS OF OPERATIONS

     The following table sets forth for the three months and nine months ended June 30, 2001 and 2000, the percentage of income statement items to total sales:

                                             Three Months Ended            Nine Months Ended
                                                  June 30,                     June 30,
                                             2000           2001           2000          2001
                                            -----          -----          -----         -----
Sales ..............................        100.0%         100.0%         100.0%        100.0%
Cost of sales ......................         44.9           60.9           44.5          54.1
Gross profit .......................         55.1           39.1           55.5          45.9
Operating expenses:
 Selling, general and administrative         39.3           41.3           32.5          41.2
 Research and development ..........         16.4           20.0           17.4          18.6
  Total operating expenses .........         55.7           61.3           49.9          59.8
(Loss) income from operations ......          (.6)         (22.2)           5.6         (13.9)
Interest income ....................          2.9            1.5            2.6           1.8
Interest expense ...................           --             .2             --            .1
Income (loss) before income taxes ..          2.3          (20.9)           8.2         (12.2)
Income taxes .......................          1.0           (9.3)           3.4          (5.2)
Net income (loss) ..................          1.3%         (11.6)%          4.8%         (7.0)%


 Three Months and Nine Months Ended June 30, 2001 compared to Three Months and Nine Months Ended June 30, 2000

     Sales. Sales for the quarter ended June 30, 2001 were $4.5 million, a decrease of $0.4 million, or 8.2%, from $4.9 million for the quarter ended June 30, 2000. This decrease in sales is mainly attributed to a general economic slowdown specifically evident in the technology sector. Sales to Government and indirect Government customers totaled 51.2% of total sales for the quarter ended June 30, 2001 compared with 42.5% for the comparable period in 2000. International shipments for the quarter ended June 30, 2001 represented 14.1% of total sales compared with 21.8% for the comparable period in 2000. For the nine months ended June 30, 2001, sales were $14.0 million, a decrease of $1.2 million, or 7.9%, from $15.2 million for the nine months ended June 30, 2000. The decrease in sales for this comparable period is attributed to a general economic slowdown specifically evident in the technology sector and the large amount of backlog at the beginning of fiscal 2000. The actual backlog of orders decreased by $0.5 million for the nine months ended June 30, 2001 compared to a decrease in backlog of $2.9 million for the same period last year. TrueTime has emphasized entering the computer networking and telecommunications markets as part of its strategy. These markets have experienced economic slowdowns, and in turn, TrueTime has also experienced a slowdown with regards to order growth in these markets. We are unable to predict the duration or depth of the declining economic conditions affecting these technology sectors. This economic development is leading to an increased effort on our part to reduce inventories. We are also experiencing an increased level of competition in our traditional government business as many of our competitors, possibly driven by the economic slowdown in the commercial markets, refocus their efforts in the government market space. This increased competition could also affect our operations for the foreseeable future.

     Cost of Sales. Cost of sales for the quarter ended June 30, 2001 was $2.8 million, an increase of $0.6 million, or 27.3%, from $2.2 million for the quarter ended June 30, 2000. Cost of sales increased as a percentage of total sales to 60.9% in the quarter ended June 30, 2001 from 44.9% in the quarter ended June 30, 2000 resulting in an effective increase of $0.7 million. This increase is primarily related to the following:

         - decreasing inventories and lower than planned sales resulted in lower production volumes and hence labor and overhead were applied to inventory at a rate lower than planned resulting in an increase in unabsorbed manufacturing overhead expense($ 0.3 million or 42.9% of total increase)

         - decreasing raw material purchases resulted in an increase in unabsorbed procurement overhead expense ($0.1 million or 14.3% of total increase)

         - increased depreciation expenses and facility costs related to investments in upgrading our production facilities and equipment ($0.12 million or 17.1% of total increase)

         - increased inventory obsolescence ($0.05 million or 7.1% of total increase)


Cost of sales for the nine months ended June 30, 2001 was $7.6 million, an increase of $0.8 million, or 11.8% from $6.8 million in the nine months ended June 30, 2000. Cost of sales as a percentage of total sales increased to 54.1% of sales in the nine months ended June 30, 2001 from 44.5% of sales in the nine months ended June 30, 2000 resulting in an effective increase of $1.3 million. Such percentage increases are primarily related to the following:

         - decreasing inventories and lower than planned sales resulted in lower production volumes and hence labor and overhead were applied to inventory at a rate lower than planned resulting in an increase in unabsorbed manufacturing overhead expense ($.7 million or 53.8% of total increase )

         - decreasing raw material purchases resulted in an increase in unabsorbed procurement overhead expense ($0.3 million or 23.1% of total increase)

         - increased depreciation expenses related to investments in upgrading our production facilities and equipment ($0.2 million or 15.4% of total increase)

         - increased inventory obsolescence ($0.1 million or 7.7% of total increase)


     Operating Expenses. Operating expenses for the quarter ended June 30, 2001 were $2.8 million, no change from $2.8 million for the quarter ended June 30, 2000. Operating expenses increased as a percentage of total sales to 61.3% in the quarter ended June 30, 2001 from 55.7% in the quarter ended June 30, 2000. Fluctuations in operating expenses compared to the prior year are primarily related to the following:

         -        higher rent and building overhead expenses ($0.2 million)

         - offset by decreased administrative wage expenses (reduction of $0.2 million)

Operating expenses for the nine months ended June 30, 2001 were $8.4 million, an increase of $0.8 million, or 10.5% from $7.6 million in the nine months ended June 30, 2000. Operating expenses increased to 59.8% of sales in the nine months ended June 30, 2001 from 49.9% in the nine months ended June 30, 200. Actual increases are primarily related to the following:

         - increased investments in our sales and marketing efforts ($0.6 million)

         -        higher rent and building overhead expenses ($0.5 million)

         - increased administrative expenses and fees relating to being a public company ($0.2 million)

         - offset by decreased administrative wage expenses (reduction of $0.4 million) and consultant costs (reduction of $0.1 million)

     Interest Income. Interest income for the quarter ended June 30, 2001 was $0.07 million, a decrease of $0.08 million from $0.15 million for the quarter ended June 30, 2000. Interest income decreased as a percentage of total sales to 1.5% in the quarter ended June 30, 2001 from 2.9% in the quarter ended June 30, 2000. Interest income for the nine months ended June 30, 2001 was $0.26 million, a decrease of $0.14 million, or 35% from $0.40 million for the nine months ended June 30, 2000. Such percentage decreases are the result of decreased cash balances due to facility and equipment investments and a decrease in interest rates over the prior year.

     Interest Expense. Interest expense for the three months and nine months ended June 30, 2001 was $0.1 million. There was no interest expense in the three months and six months ended June 30, 2000. Interest expense was the result of the Company entering into a $0.75 million sale leaseback transaction in April 2001 for modular furniture and a portion of computer equipment purchases made during the current fiscal year.

     Income Taxes. Income taxes for the quarter ended June 30, 2001 were 44.6% of the (loss) before tax compared to 43.1% of income before tax for the quarter ended June 30, 2000. Income taxes for the nine months ended June 30, 2001 were 42.5% of the (loss) before tax compared to 41% of income before tax for the nine months ended June 30, 2000. The taxes include federal and state income taxes and are included on an estimated basis for the current year. The decrease in the tax expense for the quarter and the nine months ended June 30, 2001 is a result of the estimated impact of tax credits and other accrual adjustments.

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

At June 30, 2001, our cash and cash equivalents were $7.0 million compared to $7.9 million on September 30, 2000.

For the nine month period ended June 30, 2001, operating activities provided $0.1 million. Net loss for the nine month period was $1.0 million. The largest contributors of cash include $1.5 million provided by a reduction in trade receivables and $0.5 million provided by the reduction of inventories. Cash used by operating activities include $0.7 million in increased prepaid expenses which includes federal and state income taxes receivable, $0.7 million in decreased trade payables and accrued expenses and $0.2 million in decreased federal and state deferred taxes.

For the nine month period ended June 30, 2001, investing activities used $1.0 million.Capital expenditures of $1.8 million were the largest contributor. Of this amount, $0.7 million was used for facility improvements, $0.6 million was used for the purchase of new modular furnishings, $0.3 million was used for the purchase of electronic equipment and $0.2 million was used for new computer equipment and software. Anticipated capital expenditures for the next three months are $0.1 million, primarily in the area of electronic test and computer equipment and computer software. TrueTime entered into a sale leaseback transaction with a commercial bank on modular furnishings and other previously purchased equipment in the third quarter. The results of this transaction increased our cash by $0.75 million in May 2001.

For the nine month period ended June 30, 2001, financing activities used $0.02 million. The decrease was the result of the principal payments on the sale leaseback transaction made in May and June, in the amount of $0.02 million.

RECENT ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board (FASB or the "Board") unanimously voted in favor of issuing two Statements: Statement No. 141 (FAS
141), Business Combinations, and Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets.

FAS 141 primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustments to its cost. FAS 141 supercedes APB 16, Business Combinations

The most significant changes made by FAS 141 are:

         - It requires use of the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method.

         - It provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill.

FAS 141 is effective for all business combinations (as defined in the Statement) initiated after June 30, 2001 and for all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 1, 2001, or later).

FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). FAS 142 supercedes APB 17, Intangible Assets.

The most significant changes made by FAS 142 are:

         - Goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually.

         - Goodwill will be tested at least annually at the reporting unit level.

         - The amortization period of intangible assets with finite lives is no longer limited to forty years

FAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been issued previously. In all cases, the provisions of FAS 142 should be applied at the beginning of a fiscal year. Retroactive application is not permitted.

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

     Our commercial operations are cyclical and dependent for success on the general economic well-being of the United States and certain other world markets. A general economic downturn will adversely affect demand for our products and services. Although the economy of the United States has experienced one of its longest periods of growth in recent history it seems to have entered a period of general economic slowdown and a particularly acute slowdown in technology markets. Moreover, there are also some signs that we are entering a period of a world economic slowdown. If the United States or world economies were to begin to decline or the demand for technology continues its recent trends, the demand for, and price of, our products could be adversely affected, thus adversely affecting our revenues and income. Further, other general market conditions such as increased inflation and higher interest rates, were they to occur, could also adversely impact our revenue, profitability, cash-flow, and appropriate levels of inventory.

     POWER GENERATION PROBLEMS IN CALIFORNIA COULD BE DETRIMENTAL TO OUR
BUSINESS.

     California has recently experienced power shortages, resulting in the implementation of rolling blackouts throughout the state. These blackouts could disrupt our operations and increase our expenses. Our insurance currently does not provide for coverage for any damages we may incur as a result of any disruption in our power supply. California has also recently experienced rising energy costs which could increase our operating expenses, and decrease our profitability.

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

     OUR RELATIONSHIPS WITH OUR SALES REPRESENTATIVES COULD BE IMPAIRED AND CAUSE US TO LOSE ORDERS.

     More than 85% of our orders come through our 43 domestic and worldwide sales representative offices. Many of these representatives act as relationship brokers and the loss of any key representatives could have a negative effect on our revenue.

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

     Our defense, military and aerospace based business depends largely on U.S. government expenditures, whether directly with us or indirectly with our customers who contract with the U.S. government. In recent years, units of the U.S. government have collectively accounted for an approximate range of 21% to 47% of our annual revenues. There can be no assurances as to whether future governmental spending will adequately support our business in those areas, and substantial decreases in government spending or loss of U.S. governmental customers could materially and adversely affect our operations. With the slowdown in technology markets in the U.S. in general, we may experience considerable competition for our traditional government business.

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

     Historically, the rate of incoming orders for our products has varied substantially from quarter to quarter. In past fiscal years, our highest sales quarter has been as much as 250% of our lowest sales quarter. This quarter to quarter variation is not seasonal or predictable. We attempt to accurately forecast orders for our products and commence purchasing and manufacturing prior to the receipt of such orders. However, it is highly unlikely that we will consistently accurately forecast the timing and rate of orders. The flow of orders (or lack thereof) from governmental agencies has been particularly difficult to forecast in recent periods. This aspect of our business makes our planning inexact and, in turn, affects our shipments, costs, inventories, operating results and cash flow for any given quarter. In addition, our quarterly operating results are affected by competitive pricing, announcements regarding new product developments and cyclical conditions in the industry. Accordingly, we may experience wide quarterly fluctuations in our operating performance and profitability, which may adversely affect our stock price even if our year to year performance is more stable, which it also may not be. In addition, many of our products require significant manufacturing time, making it difficult to increase production on short notice. If we are unable to satisfy unexpected customer orders, our business and customer relationships could suffer and result in the loss of future business.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to market risks related to changes in interest rates in the future. The unused proceeds from our Initial Public Offering are invested in short-term financial instruments, the value of which is subject to interest rate risk and could fall if interest rates rise. These short-term instruments are in low-yield, high quality investments for which fluctuations in the interest rate would have very little effect on our results of operations. Additionally, any future borrowings will likely have a variable rate component that will fluctuate as interest rates change. If market interest rates were to increase immediately and uniformly by 10%, there would not be a material effect on the results of operations or on our balance sheet.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Company commenced the Initial Public Offering (the "Offering") of its common stock on December 16, 1999 pursuant to a Registration Statement on Form S-1 (Registration No. 333-90269), which was declared effective by the Securities and Exchange Commission on December 16, 1999. The Offering was terminated upon the sale of all of the securities covered by such Registration Statement. The Company has used approximately $6,557,335 of the initial net proceeds of $8,642,667 from the offering for day to day working capital requirements and capital improvements. As of June 30, 2001, the Company had invested unused net proceeds of the Offering in the amount of approximately $2,085,000 in short-term money market investments.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)Exhibits filed with this Quarterly Report.

                   Exhibit Number      Description
                   --------------      -----------
                        10.1           Lease Intended as Security dated as of April 30, 2001 by and between
                                       Bank of America and TrueTime, Inc.

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                      TRUETIME, INC.


                                       /s/ Elizabeth A. Withers
                          By: ____________________________________________
                                          Elizabeth A. Withers
                                  President and Chief Executive Officer
                                      (Principal Executive Officer)


                                            /s/ John E. Dutil
                          By: ____________________________________________
                                              John E. Dutil
                                        Chief Financial Officer
                              (Principal Financial and Accounting Officer)

Date: Aug 10, 2001

                                  EXHIBIT INDEX

                   Exhibit Number      Description
                   --------------      -----------
                        10.1           Lease Intended as Security dated as of April 30, 2001 by and between
                                       Bank of America and TrueTime, Inc.