Form 10-K
period 2001-09-30
TRUETIME INC
filed 2001-12-18
CIK 1097984

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-28473

                                 TRUETIME, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      94-3343279
         (State or other jurisdiction                         (I.R.S. Employer
              of incorporation)                             Identification No.)

                            3750 WESTWIND BOULEVARD
                          SANTA ROSA, CALIFORNIA 95403
                    (Address of principal executive offices)

                                 (707) 528-1230
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to section 12(g) of the Act:

         Common Stock, Par value $.01                      NASDAQ National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     There were 5,950,000 shares of the Registrant's Common Stock outstanding as of the close of business on December 6, 2001. The aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $5,527,170 (based upon the closing price of $1.61 on December 6, 2001, as reported by the NASDAQ Stock Market, Inc).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement, to be filed with the commission within 120 days of September 30, 2001, for the Annual Meeting of Stockholders to be held on March 1, 2002, are incorporated herein by reference to Items 10, 11, 12 and 13 of Part III of this Annual Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS AND PROPERTIES

TRUETIME

     TrueTime designs, develops, manufactures, markets, sells and services precision time and precision electrical signal-generating products that are essential components used in telecommunications, computer networking, e-commerce, aerospace and various other commercial markets. Our products use a variety of external timing references, including most importantly the Global Positioning System, or GPS, together with advanced electronic circuitry and software to provide high quality signals and precise time. We offer a wide variety of products, which can be divided into the following broad categories:

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

MARKET OVERVIEW

     Time and frequency products, like ours, are important to expanding communications systems of wireline, wireless, satellite and computer network technologies. The increase in demand for precision timing is due in part to the growth in communications and computer network systems worldwide. Growth in data, voice and video transmissions on these networks is anticipated to lead to an increased demand for substantial bandwidth compared to traditional voice traffic. We believe that the current trend of wireline, wireless, satellite and computer network systems coming together in unified operations and the wide-spread growth of the Internet and e-commerce will lead to increased demand for precision time and frequency products.

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

     Quartz-based clocks are subject to numerous physical factors that affect the overall clock accuracy and stability, including temperature changes and aging. We rely upon GPS as a timing reference for continuously disciplining our oscillators, the fundamental component that determines the accuracy of our time and frequency products. GPS provides 24 hour worldwide coverage that is not affected by weather conditions. The coverage of the 24 satellites in six near-polar orbits together with numerous ground monitoring/verifying stations produces a readily available and highly accurate timing reference with state-of-the-art reliability and performance. However, GPS navigation receivers tend to deliver compromised results when used as a time and frequency receiver. To overcome this shortcoming in a standard GPS receiver, we have developed proprietary receiver technology optimizing time and frequency that utilizes commercially available GPS electronics. For our older products utilizing a standard GPS receiver, we employ proprietary algorithms and firmware to extract optimal accuracy and stability from the clock measurements provided by the GPS core receiver. We believe our products contain superior oscillator disciplining technology which enables us to offer extremely accurate quartz oscillator timing products.

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

     In fiscal year 2001, we sold our products to more than 1,000 customers. Our customers include companies that order a large number of very similar products, as well as customers that order a small number of special order products. The majority of our sales are made to numerous, and usually repeat, customers who purchase small quantities of multiple types of products and who often have custom or semi-custom specifications. For larger orders, we often deliver multiple types of products to multiple locations. The diversity of our customers requires significant customer support, flexible manufacturing, and a wide array of product inventory. Our engineering and manufacturing operations and business systems have been adapted for fast-turn, customer-specific product variations. We believe that the size and diversity of our customer base reduces the business risk inherent in dependence on a small number of large-volume customers. The large number of our customers results in many customers generating relatively small amounts of sales.

     Among our largest customers during the last three fiscal years have been separate purchasing arms of the U.S. military services and Hughes Network Systems, Oscilloquartz, S.A., Lockheed Martin Corporation, Motorola, Inc., Novacom Microwave, LTD, Litton Denro, Boeing, General Dynamics and NASA. Generally, our largest customers tend to change or rotate from year to year, although U.S. governmental units or prime contractors to the government are consistently among our largest customers. During fiscal years 1999, 2000 and 2001, purchases by the U.S. Army comprised approximately 18%, 13%, and 15% respectively, of our sales. Sales to U.S. government units and indirect government customers, as a whole, comprised 28%, 36% and 53% of our sales during fiscal years 1999, 2000 and 2001, respectively.

SALES AND MARKETING

     In fiscal years 1999, 2000 and 2001, approximately 16%, 19% and 16%, respectively, of our sales have been in international markets, but we are attempting to increase our international marketing efforts. We market and sell our products through the following primary channels:

     Sales Representatives -- More than 95% of our orders come through our 31 domestic and worldwide sales representative organizations. These representatives are independent firms, each assigned a geographical area for promoting and selling TrueTime products. Representatives covering our domestic sales areas receive commissions on the sales generated in their areas, but TrueTime actually confirms and invoices the sale to the customer. Our arrangements with our international representatives are different in that these representatives buy our products at a discount and then resell the products to their customers at prices dictated by their local market conditions.

     Direct Contact by TrueTime Employees -- We have 27 employees in our Sales and Marketing Departments, including our customer service personnel. Twelve of these employees are Business Development and Sales Development Managers and are in direct contact with our customers. Most of the other employees work in marketing communications or customer service. We place special emphasis on making sure our products are performing within specifications and our customers are satisfied doing business with TrueTime.

     Because we typically turn our orders on hand up to five or more times per year, we do not regard so-called "backlog" as an indicator of our future prospects.

TRUETIME'S COMPETITION

     The development, manufacture and sale of precise time and frequency products is an intensely competitive industry. Companies offering products in the GPS timing field range from separate timing divisions in very large companies to small stand alone companies with revenues of less than $1 million annually. Our principal competitors are Datum, Inc., Frequency Electronics, Inc., Zyfer (an Odetics, Inc. division), Trak Systems, Inc. (a Veritas Corporation subsidiary), Trimble Navigation Ltd, and Symmetricom. In addition, more than a dozen companies produce products that are sold into the time and frequency markets as indirect competition. These competitors consist primarily of component suppliers or integrated system suppliers. As we continue to grow, we will likely encounter these firms as more direct competitors. In general, most of our competitors have more financial resources than we do, and may be capable of offering more attractive packages for retaining and recruiting employees.

INTELLECTUAL PROPERTY

     Our success depends to a significant degree upon the preservation and protection of our product and manufacturing process designs and other proprietary technology. Historically, we have not filed patents to protect our intellectual property, but have instead relied upon the confidential handling of our designs, nondisclosure agreements with employees and trade secret law to protect our product designs. Only recently have we begun to file for formal patents. Accordingly, our proprietary products are subject to examination and possibly "reverse engineering" by our competitors. While we hope our intellectual property is adequately protected by our confidential trade-secret protection plans and programs, we cannot be sure that our competitors will be prevented from gaining access to our proprietary and confidential technologies. The use of our technology by others could eliminate any competitive advantages we may have and cause us to lose sales. Moreover, the laws of other countries where we market our products may afford even less protection for our intellectual property.

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

REGULATORY MATTERS

     Our operations are subject to numerous local, state and federal laws and regulations. While we do not foresee the need for significant expenditures to ensure continued compliance with current environmental protection laws, regulations in this area are subject to change, and we cannot be sure that future laws and regulations will not have a materially adverse effect on our company. We use very few chemicals or other hazardous materials in our operations and do not expect that significant costs will be incurred in continuing to comply with existing environmental and other laws. We can offer no assurance that future laws or regulations will not increase the costs of compliance, and this could have a materially adverse effect on our company.

MANUFACTURING OPERATIONS AND FACILITIES

     Currently, we operate out of our Westwind Boulevard facility in Santa Rosa, California. We moved to this new 70,000 square foot facility in January, 2001. The lease on our current facility is for an initial term of fifteen years with three five-year options to extend the lease. The Company abandoned and physically moved out of approximately 34,500 square feet of the Westwind facility as of December 15, 2001. Due to the recent economic downturn, management determined that there was excess capacity on the noncancelable lease and a restructuring charge of $1.0 million was recorded in the fourth quarter. The Company is continuing to look for a tenant to sub-lease this portion of the building.

     The Company entered into a sublease on our former facility (which lease does not expire until 2008) in January 2001 on favorable terms. The sublease has a base rent of $21,250 per month and a term of forty-eight and one half months with an option to extend the sublease for one additional thirty-six month period.

     We use our production capacity to support top-level assembly and modification, and to conduct sophisticated tests of our products. We subcontract base-level fabrication, low-level assembly, surface mount production, and limited top-level assembly to key suppliers with expertise in these areas. All operations are performed under TrueTime's ISO 9001 certification.

RESEARCH AND DEVELOPMENT

     In fiscal years 2000 and 2001, we spent $3.2 million and $3.5 million, respectively, developing a GPS receiver technology that is optimized for time and frequency applications, next generation time servers, and several technology building blocks. This will be used in our next generation products anticipated to be released in fiscal year 2002. In fiscal 1999, we spent $2.2 million developing network time servers, network interface features and higher levels of integration and capabilities in GPS and real time operating systems.

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

EMPLOYEES

     As of September 30, 2001, we employed 113 people on a full-time basis, 110 who work at our facility in Santa Rosa, California. We have never experienced a work stoppage and none of our employees is unionized. Over 40% of our employees have scientific and technical backgrounds.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock began trading on the Nasdaq National Market on December 17, 1999, under the symbol "TRUE". Before that time, there was no market for our common stock. On December 6, 2001, there were approximately 78 holders of record of our common stock and an estimated 3,927 beneficial holders.

     The following table presents the range of high and low bid quotations for our common stock during the year ended September 30, 2001, and the year ended September 30, 2000, our first year as a public company, as reported by The Nasdaq Stock Market, Inc.

YEAR ENDED SEPTEMBER 30, 2001:                                 LOW      HIGH
------------------------------                                ------   ------
First Quarter...............................................  $2.250   $4.250
Second Quarter..............................................   2.250    3.563
Third Quarter...............................................   1.960    2.500
Fourth Quarter..............................................   1.630    2.150

YEAR ENDED SEPTEMBER 30, 2000:                                 LOW      HIGH
------------------------------                                ------   -------
First Quarter...............................................  $6.250   $ 8.750
Second Quarter..............................................   6.135    15.500
Third Quarter...............................................   2.750     7.500
Fourth Quarter..............................................   2.500     5.813

     Historically, we have not paid dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We presently intend to retain earnings for use in our business, with any future decision to pay cash dividends dependent upon our growth, profitability, financial condition and other factors the Board of Directors may deem relevant.

     The Company commenced the initial public offering (the "Offering") of its common stock on December 16, 1999 pursuant to a Registration Statement on Form S-1 (Registration No. 333-90269), which was declared effective by the Securities and Exchange Commission on December 16, 1999. The Offering was terminated upon the sale of all of the securities covered by such Registration Statement. The Company has used approximately $7,828,300 of the initial net proceeds of $8,642,668 from the offering for day to day working capital requirements. As of September 30, 2001, the Company had invested unused net proceeds of the Offering in the amount of approximately $814,300 in short-term money market investments.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth certain selected historical financial data of the Company.

     The following statement of operations data for the years ended September 30, 1999, 2000 and 2001, and the balance sheet data as of September 30, 2000 and 2001, are derived from our audited financial statements appearing elsewhere in this Form 10-K. The statement of operations data for the years ended September 30, 1997 and 1998 and the balance sheet data as of September 30, 1998 and 1999 were derived from our audited financial statements not included herein. The selected balance sheet data shown below as of September 30, 1997 is derived from our unaudited financial statements. In our opinion, such unaudited financial information includes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our results of operations for the periods then ended and our financial position as of such date. This information should be read in conjunction with "Management's Discussion and Analysis of Financial

Condition and Results of Operations" and our financial statements and the related notes thereto included elsewhere in this Form 10-K.

                                                          YEAR ENDED SEPTEMBER 30,
                                               -----------------------------------------------
                                                1997      1998      1999      2000      2001
                                               -------   -------   -------   -------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
Sales........................................  $13,894   $16,297   $20,645   $21,106   $19,442
Cost of sales................................    5,783     7,537     9,076     9,646    11,376
                                               -------   -------   -------   -------   -------
Gross profit.................................    8,111     8,760    11,569    11,460     8,066
Operating expenses
  Selling, general and administrative........    3,906     4,395     5,905     7,153     7,650
  Research and development...................    1,855     1,873     2,155     3,190     3,519
  Restructuring costs........................       --        --        --        --       998
                                               -------   -------   -------   -------   -------
          Total operating expenses...........    5,761     6,268     8,060    10,343    12,167
                                               -------   -------   -------   -------   -------
Income (loss) from operations................    2,350     2,492     3,509     1,117    (4,101)
Interest and other income (expense), net.....       10       249       305       548       297
                                               -------   -------   -------   -------   -------
Income (loss) before income taxes............    2,360     2,741     3,814     1,665    (3,804)
Provision (benefit) for income taxes.........      964     1,122     1,547       681    (1,533)
                                               -------   -------   -------   -------   -------
Net income (loss)............................  $ 1,396   $ 1,619   $ 2,267   $   984   $(2,271)
                                               =======   =======   =======   =======   =======
Earnings (loss) per share -- basic and
  diluted....................................  $  0.35   $  0.40   $  0.57   $  0.18   $ (0.38)
Weighted average shares outstanding as
  adjusted for reincorporation -- basic......    4,000     4,000     4,000     5,514     5,950
                  -- diluted.................    4,000     4,000     4,000     5,610     5,950

                                                         YEAR ENDED SEPTEMBER 30,
                                             -------------------------------------------------
                                              1997      1998      1999        2000      2001
                                             -------   -------   -------     -------   -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA
Cash and cash equivalents..................  $    --   $    38   $ 3,539(1)  $ 7,884   $ 7,809
Working capital............................    7,381     8,641    10,808      18,404    16,350
Total assets...............................   11,018    12,160    15,491      24,413    24,023
Stockholders' equity.......................    8,867    10,486    12,753      22,423    20,158

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the major elements of our financial statements. You should read this discussion and analysis together with our financial statements and accompanying notes and other detailed information appearing elsewhere in this Form 10-K. Our discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on assumptions that we consider to be reasonable, but that could prove to be incorrect. For more information regarding our assumptions, you should refer to "Forward Looking Statements" and "Risk Factors".

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

     We generate revenues primarily from sales of our products. We also receive small amounts of revenue, which are included in sales, from service and non-recurring engineering charges. We record sales when a product ships and title passes. In fiscal 2001, our sales came from over 1,000 different customers and we sold dozens of different products. A substantial portion of our business is generated from direct and indirect U.S. Government customers. Some of these sales are program driven and can increase the quarterly revenue fluctuations that TrueTime experiences.

     We ship most products within 60 days of the date they are ordered, so order backlog is not a satisfactory predictor of our future performance. Since we do not maintain a substantial backlog and customer ordering patterns fluctuate, we experience variations in results from quarter to quarter.

     Cost of goods sold includes direct material, direct labor, overhead associated with the manufacturing of products, and warranty expenses.

     We expense selling, commissions, general and administrative costs in the period in which they are incurred. Research and development costs are also expensed as they are incurred. Capital expenditures are capitalized and depreciated, usually over a three to fifteen year life.

RESULTS OF OPERATIONS

     The following table sets forth for fiscal 1999, 2000 and 2001, the percentage of income statement items to total sales:

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                               1999     2000     2001
                                                              ------   ------   ------
Sales.......................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   44.0     45.7     58.5
                                                              -----    -----    -----
Gross profit................................................   56.0     54.3     41.5
Operating expenses:
  Selling, general and administrative.......................   28.6     33.8     39.4
  Research and development..................................   10.4     15.1     18.1
  Restructuring costs.......................................     --       --      5.1
                                                              -----    -----    -----
          Total operating expenses..........................   39.0     48.9     62.6
                                                              -----    -----    -----
Income (loss) from operations...............................   17.0      5.4    (21.1)
Interest and other income, net..............................    1.5      2.5      1.5
                                                              -----    -----    -----
Income (loss) before income taxes...........................   18.5      7.9    (19.6)
Provision (benefit) for income taxes........................    7.5      3.2     (7.9)
                                                              -----    -----    -----
Net income (loss)...........................................   11.0%     4.7%   (11.7)%
                                                              =====    =====    =====

YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO YEAR ENDED SEPTEMBER 30, 2000

     Sales. Sales for fiscal 2001 were $19.44 million, a decrease of $1.67 million, or 7.9%, from $21.11 million in fiscal 2000. The decrease in sales is primarily attributable to the general economic slow down specifically evident in our commercial markets.

     Cost of Sales. Cost of sales for fiscal 2001 was $11.38 million, an increase of $1.73 million, or 17.9%, from $9.65 million in fiscal 2000. Cost of sales increased as a percentage of total sales to 58.5% in fiscal 2001 from 45.7% in fiscal 2000. Such percentage increase is primarily the result of current year obsolete inventory write-downs of $0.60 million. This one-time write-off of certain obsolete inventories takes into consideration our anticipated fiscal year 2002 new product introductions. Also contributing to our increased cost of sales margin was higher compensation and consulting costs of $0.61 million due to process improvement initiatives and upward wage pressures, reduced margins of $0.5 million resulting from unfavorable product and customer mix, and increased facility costs of $0.32 million.

     Operating Expenses. Operating expenses for fiscal 2001 were $12.17 million, an increase of $1.83 million, or 17.7%, from $10.34 million in fiscal 2000. Operating expenses increased as a percentage of total sales to 62.6% in fiscal 2001 from 48.9% in fiscal 2000. Operating expenses consisted of the following:

          Selling, general and administrative. Selling, general and administrative expenses for fiscal 2001 were $7.65 million, an increase of $.50 million, or 7.0%, from $7.15 million in fiscal 2000. Selling, general and administrative expenses increased as a percentage of total sales to 39.4% in fiscal 2001 from 33.8% in fiscal 2000. The increase of $0.5 million is primarily the result of increased facility costs of $0.23 million with the move to the new building, an additional $0.17 million in costs related to being a public company for a full twelve month period and additional promotional, selling costs of $0.34 million as we develop new commercial markets, offset by lower consultant costs of $0.23 million due to the software implementation in the prior year.

          Research and development. Research and development expenses for fiscal 2001 were $3.52 million, an increase of $0.33 million, or 10.3%, from $3.19 million in fiscal 2000. Research and development expenses increased as a percentage of total sales to 18.1% in fiscal 2001 from 15.1% in fiscal 2000. This increase is the result of adding additional engineering resources and increased facility costs to support future new product introductions.

          Restructuring costs. Restructuring charges of $1.0 million were accrued in fiscal 2001 due to the abandonment of excess facility space. Given the recent economic downturn, TrueTime's management has determined that the Company has excess capacity that will not be utilized in the mid-term, and has elected to abandon this space. The restructuring charges primarily relate to noncancelable lease costs. The space will be abandoned effective December 15, 2001.

     Interest and Other Income (Expense), Net. Interest and other income (expense), net for fiscal 2001 was $297,418, a decrease of $250,136 or 45.7%, from $547,554 in fiscal 2000. Interest income for fiscal 2001 was $320,170, a decrease of $213,728 or 40.0%, from $533,898 in fiscal 2000. This income was earned on our cash deposits held in our money market investment and bank cash accounts. Such decrease is attributable to the continuing decline in interest rates during the year and fluctuation in cash balances. A capital lease was entered into in the third quarter of fiscal 2001 for furniture and electronic equipment. This resulted in interest expense of $23,539 during fiscal 2001.

     Income Taxes. TrueTime's effective income tax rate for the year ended September 30, 2001 was 40.3% compared to 40.9% for the year ended September 30, 2000. Our effective income tax rate differs from the statutory federal rate of 34% primarily as a result of the effect of state income taxes.

YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO YEAR ENDED SEPTEMBER 30, 1999

     Sales. Sales for fiscal 2000 were $21.1 million, an increase of $461 thousand, or 2.4%, from $20.6 million in fiscal 1999. The increase in sales is attributable to the increased demand for the newly released versions of our network timeservers.

     Cost of Sales. Cost of sales for fiscal 2000 was $9.65 million, an increase of $570 thousand, or 6.3%, from $9.08 million in fiscal 1999. Cost of sales increased as a percentage of total sales to 45.7% in fiscal 2000 from 44.0% in fiscal 1999. Such percentage increase is primarily the result of additional costs associated with the implementation of our ERP software.

     Operating Expenses. Operating expenses for fiscal 2000 were $10.3 million, an increase of $2.2 million, or 27.2%, from $8.1 million in fiscal 1999. Operating expenses increased as a percentage of total sales to 48.9% in fiscal 2000 from 39.0% in fiscal 1999. Operating expenses consisted of the following:

          Selling, general and administrative. Selling, general and administrative expenses for fiscal 2000 were $7.2 million, an increase of $1.3 million, or 22.0%, from $5.9 million in fiscal 1999. Selling, general and administrative expenses increased as a percentage of total sales to 33.8% in fiscal 2000 from 28.6% in fiscal 1999. The increase of $1.3 million is primarily the result of additional costs of being a public company of $0.6 million, additional promotional and selling costs of $0.4 million

          Research and development. Research and development expenses for fiscal 2000 were $3.2 million, an increase of $1.0 million, or 45%, from $2.2 million in fiscal 1999. Research and development expenses increased as a percentage of total sales to 15.1% in fiscal 2000 from 10.4% in fiscal 1999. The increase of $1.0 million is primarily a result of adding engineering resources to support enhancement of current products and new product introductions. We have also established a manufacturing engineering group that has been given the responsibility of insuring the manufacturability of our next generation products through the installation of a Product Data Management System. This system is intended to reduce the new product introduction cycle time and to more efficiently integrate new products into the manufacturing process.

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

LIQUIDITY AND SOURCES OF CAPITAL

     Historically, we have financed our operations through operating cash flow. Cash provided by operating activities was $1.2 million in fiscal 2001 as compared to a negative $2.4 million in fiscal 2000. The net increase of $3.6 million is primarily the result of a decrease in net income of $3.2 million offset by a decrease in the change in operating assets in the amount of $6.8 million. The net decrease in the change in operating assets is primarily the result of the following:

     - a net decrease in the change of inventories from the prior fiscal year of $4.3 million due to a successful effort in lowering our inventory as well as the write-off of obsolete inventory;

     - a net decrease in trade receivables of $1.2 million due to increased collection efforts;

     - restructuring costs of $1.0 million due to excess facility space;

     - a net decrease in prepaid expenses of $0.7 million;

     - deferred revenue of $0.2 for long-term service contracts; and

     - increased income taxes receivable of $0.6 million due to a net loss for the year.

Cash provided by operating activities was a negative $2.4 million in fiscal 2000 as compared to a positive $1.6 million in fiscal 1999. The net decrease of $4.0 million was primarily the result of the following:

     - a decrease in net income of $1.3 million during fiscal 2000;

     - an increase in the change in operating assets in the amount of $1.0 million principally resulting from increasing inventories related to a broader product offering and to support next day shipping on specific products; and

     - a decrease in the change in operating liabilities of $1.8 million principally resulting from lower accrued expenses due to a decision not to pay management and employee bonuses for fiscal 2000.

     Other investing activities consist principally of capital expenditures. Capital expenditures for investments in machinery and equipment were $442,000, $534,000 and $262,000 for fiscal years ending 1999, 2000, and 2001 respectively. In fiscal 2001 there were additional capital expenditures of $1,673,000 used to build out and equip our new manufacturing and office facility. The Company sold a group of these assets to a commercial bank in a sale leaseback transaction on April 30,2001 to finance a portion of these costs. This transaction resulted in a capital lease in the amount of $752,186. The capital lease is for a forty-eight month period. In addition there were capital equipment disposals in fiscal 2001 of approximately $23,000 net book value primarily related to the move from our former facility. The Company has committed approximately $160,000 in fiscal year 2002 for capital expenditures for design and production of our products.

     We sell on open account with terms that usually require payment within 30 days of invoice. Many customers pay later than the agreed-upon terms allow, but generally not later than 30 days after the original due date. We had no write-offs for bad debts in fiscal year 1999, $13,208 in fiscal 2000 and $34,004 in fiscal 2001. We have included the effects of anticipated increased accounts receivable in our plans for future working capital requirements.

     Cash and cash equivalents were $7.8 million at September 30, 2001 as compared to $7.9 million at September 30, 2000. The decrease reflects cash used for capital expenditures offset by proceeds from the capital lease entered into in May 2001. Cash equivalents are invested on a short-term basis with a major bank and in investment grade, interest-bearing securities. We expect that the combination of cash and cash equivalents, cash flow from operations and the proceeds from the sale of stock should provide us with sufficient capital resources and liquidity to fund our operations during fiscal 2002 and support our strategy as described elsewhere in this document.

RECENT ACCOUNTING PRONOUNCEMENTS

     Accounting for Derivative Instruments and Hedging Activities. The Company has adopted the provisions of Financial Accounting Standards Board (FASB) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company does not currently hold derivative instruments or engage in hedging activities and therefore the adoption of FASB No. 133 has not had a significant effect on the Company's financial position, results of operations or cash flows.

     Revenue Recognition in Financial Statements. The Company has complied with the guidance provided by Staff Accounting Bulletin (SAB) No. 101 for the year ended September 30,2001. Compliance with this provision did not have a material impact on the Company's financial position, results of operations or cash flows.

     On June 29, 2001, the Financial Accounting Standards Board (FASB or the "Board") unanimously voted in favor of issuing two Statements: Statement No. 141 (SFAS 141), Business Combinations, and Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets.

     SFAS 141 primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustments to its cost. SFAS 141 supercedes APB 16, Business Combinations.

     The most significant changes made by SFAS 141 are:

     - It requires use of the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method.

     - It provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill.

     SFAS 141 is effective for all business combinations (as defined in the Statement) initiated after June 30, 2001 and for all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 1, 2001, or later).

     SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). SFAS 142 supercedes APB 17, Intangible Assets.

     The most significant changes made by SFAS 142 are:

     - Goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually.

     - Goodwill will be tested at least annually at the reporting unit level.

     - The amortization period of intangible assets with finite lives is no longer limited to forty years.

     SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been issued previously. In all cases, the provisions of SFAS 142 should be applied at the beginning of a fiscal year. Retroactive application is not permitted.

     The Company has goodwill for which amortization has been recorded against in prior periods. The impact of the future adoption of SFAS 142 has yet to be determined. Under the current guidelines, the Company could adopt the provisions of SFAS 142 on October 1, 2001. However, the Company has not opted for early adoption. Amortization of goodwill per quarter is $6,444; amortization of goodwill for 2001 was $25,776. Upon adoption, the Company will need to review the potential impairment of carrying values of goodwill to determine if there will be a write-down. Currently, goodwill is carried at $765,000, the net book value.

     On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144). SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction." SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.

     The Company is in the process of evaluating the effect of SFAS 142 and 144 on its financial statements.

FORWARD LOOKING STATEMENTS

     Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the captions "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included herein, including statements regarding potential future products and markets, the Company's future financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. We can give no assurance that such expectations will prove to have been correct. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results performance or achievements to differ materially from the Company's expectations are disclosed below under the heading "Risk Factors". Further, all written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

RISK FACTORS

     The following risks could impact our business and operations and should be considered by investors.

     OUR BUSINESS WILL SUFFER IF WE CONTINUE TO EXPERIENCE A GENERAL ECONOMIC SLOWDOWN IN THE U.S., PARTICULARLY AS THAT SLOWDOWN AFFECTS TECHNOLOGY MARKETS.

     Our commercial operations are cyclical and dependent for success on the general economic well-being of the United States and certain other world markets. If the United States or world economies were to continue to decline or the demand for technology continues its recent downward trends, we may continue to experience adverse impacts on our revenues and income. Further, other general market conditions such as increased inflation and higher interest rates, were they to occur, could also adversely impact our revenue, profitability, cash-flow, and appropriate levels of inventory.

     OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE AND PRODUCT OBSOLESCENCE.

     If we fail to maintain our technological leadership and good reputation with our customers in the areas of GPS, real-time operating systems and network technologies, the value of your investment in TrueTime will decrease. The markets for timing and frequency products are characterized by continual and rapid technological developments that have resulted in, and will likely continue to result in, substantial improvements in product function and performance. Our success will depend on our ability to anticipate changes in technology and industry requirements and to respond to technological developments on a timely basis, either internally or through strategic alliances.

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

     OUR RELATIONSHIPS WITH OUR SALES REPRESENTATIVES COULD BE IMPAIRED AND CAUSE US TO LOSE ORDERS.

     More than 95% of our orders come through our 31 domestic and worldwide sales representative offices. Many of these representatives act as relationship brokers and the loss of any key representatives could have a negative effect on our sales.

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

     MANY OF OUR KEY CUSTOMERS ARE UNITS OF THE U.S. GOVERNMENT AND ENTITIES THAT ARE DEPENDENT UPON U.S. GOVERNMENT FUNDING FOR PURCHASES, THEREFORE, DECREASED GOVERNMENT SPENDING COULD ADVERSELY AFFECT OUR BUSINESS.

     Our defense, military and aerospace based business depends largely on U.S. government expenditures, whether directly with us or indirectly with our customers who contract with the U.S. government. In recent years, sales to U.S. government units and indirect government customers have accounted for approximately 28% to 53% of our annual revenues. There can be no assurances as to whether future governmental spending will adequately support our business in those areas, and substantial decreases in government spending or loss of U.S. governmental customers could materially and adversely affect our operations.

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

     CARRYING VALUES OF INVENTORIES OF OUR PRODUCTS AND COMPONENTS THEREFORE MAY BE SUBJECT TO PERIODIC WRITE-DOWN, ADVERSELY AFFECTING OUR OPERATIONS.

     To be competitive in some of our markets, particularly our commercial markets, we will be required to build up inventories of certain products and services in anticipation of future orders. There can be no assurance that we will not experience problems of obsolete, excess or slow-moving inventory if we are not able to properly balance inventories against the prospect of future orders, and our operations may be adversely affected by inventory write-downs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to market risks related to changes in interest rates in the future. The unused proceeds from our initial public offering are invested in short term financial instruments, the value of which is subject to interest rate risk and could fall if interest rates rise. These short term instruments are in low-yield, high quality investments. The decline in interest rates during the year ended September 30, 2001 resulted in a decrease in interest income on these investments of approximately $78,000. Additionally, while we have no plans for future borrowings, any future borrowings will likely have a variable rate component that will fluctuate as interest rates change. If market interest rates were to increase immediately and uniformly by 10%, there would not be a material effect on the results of operations or on our balance sheet.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements, including the reports thereon, the notes thereto and supplementary data begin on page F-3 of this Form 10-K and are incorporated herein by reference.

     The following table represents unaudited summarized data for each of the quarters in fiscal 2001 and 2000 (in thousands, except per share amounts).

                                                                           2001
                                                           -------------------------------------
                                                           FOURTH     THIRD    SECOND     FIRST
                                                           QUARTER   QUARTER   QUARTER   QUARTER
                                                           -------   -------   -------   -------
Sales....................................................  $ 5,408   $ 4,531   $4,561    $4,942
Gross profit.............................................    1,632     1,771    2,121     2,542
Loss from operations.....................................   (2,136)   (1,006)    (876)      (83)
Other income (expense), net..............................       48        59       82       108
Net (loss) income........................................   (1,285)     (525)    (476)       15
                                                           =======   =======   ======    ======
Basic (loss) earnings per share..........................  $ (0.21)  $ (0.09)  $(0.08)   $ 0.00
                                                           -------   -------   ------    ------
Diluted (loss) earnings per share........................  $ (0.21)  $ (0.09)  $(0.08)   $ 0.00
                                                           -------   -------   ------    ------

                                                                           2000
                                                           -------------------------------------
                                                           FOURTH     THIRD    SECOND     FIRST
                                                           QUARTER   QUARTER   QUARTER   QUARTER
                                                           -------   -------   -------   -------
Sales....................................................  $ 5,949   $ 4,940   $4,659    $5,556
Gross profit.............................................    3,053     2,720    2,712     2,975
Income (loss) from operations............................      212         1      246       658
Other income (expense), net..............................      173       124      143       108
Net income...............................................      248        66      218       452
                                                           =======   =======   ======    ======
Basic earnings per share.................................  $  0.04   $  0.01   $ 0.04    $ 0.11
                                                           =======   =======   ======    ======
Diluted earnings per share...............................  $  0.04   $  0.01   $ 0.03    $ 0.10
                                                           =======   =======   ======    ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) to Form 10-K, information on directors and executive officers of the Registrant is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended September 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3) to Form 10-K, information on executive compensation is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended September 30, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G(3) to Form 10-K, information on security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3) to Form 10-K, information on certain relationships and related transactions is incorporated herein by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended.

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

(b) Reports on Form 8-K

     None

(c) Exhibits

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENTS
        -------                            ------------------------
           3.1           -- Certificate of Incorporation of the Registrant
                            (incorporated by reference to Exhibit 3.1 of the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-90269), as amended).
           3.2           -- By-laws of the Registrant (incorporated by reference to
                            Exhibit 3.2 of the Registrant's Registration Statement on
                            Form S-1 (Reg. No. 333-90269), as amended).
           4.1           -- Specimen Certificate of the Registrant's common stock
                            (incorporated by reference to Exhibit 4.1 of the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-90269), as amended).
           4.2           -- See Exhibit 3.1 for provisions of the Registrant's
                            Certificate of Incorporation defining the rights of the
                            holders of common stock.
           4.3           -- See Exhibit 3.2 for provisions of the Registrant's
                            By-laws defining the rights of holders of common stock.
           4.4           -- Form of Warrant Agreement and Warrant, dated as of
                            December 16, 1999, by and between the Registrant and C.E.
                            Unterberg, Towbin (incorporated by reference to Exhibit
                            1.2 of the Registrant's Registration Statement on Form
                            S-1 (Reg. No. 333-90269), as amended).
           4.5           -- Form of Registration Rights Agreement between the
                            Registrant and OYO Corporation U.S.A. (incorporated by
                            reference to Exhibit 10.8 of the Registrant's
                            Registration Statement on Form S-1 (Reg. No. 333-90269),
                            as amended).
         +10.1           -- Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference
                            to Exhibit 10.1 of the Registrant's Registration
                            Statement on Form S-1 (Reg. No. 333-90269), as amended).
         +10.2           -- TrueTime, Inc. 1999 Key Employee Stock Option Plan, as
                            amended as of March 1, 2000 (incorporated by reference to
                            Exhibit 4.4 of the Registrant's Registration Statement on
                            Form S-8, Reg. No. 333-35858, filed with the Commission
                            on April 28, 2000).
          10.3           -- TrueTime, Inc. 1999 Non-Employee Director Plan, as
                            amended as of December 16, 1999 (incorporated by
                            reference to Exhibit 10.1 to the Registrant's Quarterly
                            Report on Form 10-Q (Reg. No. 000-28473), filed with the
                            Commission on February 14, 2000).
          10.4           -- Standard Industrial Lease between Manor Development Co.
                            and the Registrant (incorporated by reference to Exhibit
                            10.9 of the Registrant's Registration Statement on Form
                            S-1 (Reg. No. 333-90269), as amended).
          10.5           -- Standard Industrial/Commercial Single-Tenant
                            Lease -- Net, dated as of January 24, 2000, by and
                            between Copperhill Development Corporation and TrueTime,
                            Inc. (incorporated by reference to Exhibit 10.1 to the
                            Registrant's Quarterly Report on Form 10-Q (Reg. No.
                            000-28473), filed with the Commission on May 15, 2000).
          10.6           -- Amendment to the Standard Industrial/Commercial
                            Single-Tenant Lease -- Net, dated as of January 24, 2000,
                            by and between Copperhill Development Corporation and
                            TrueTime, Inc. (incorporated by reference to Exhibit 10.6
                            to the Registrant's Annual Report on Form 10-K (Reg. No.
                            000-28473), filed with the Commission on December 20,
                            2000).

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENTS
        -------                            ------------------------
          10.7           -- Standard Industrial Sublease dated as of December 11,
                            2000 by and between Innovadyne Technologies, Inc. and
                            TrueTime, Inc. (incorporated by reference to Exhibit 10.1
                            to the Registrant's Quarterly Report on Form 10-Q (Reg.
                            No. 000-28473), filed with the Commission on February 14,
                            2001).
          10.8           -- Lease Intended as Security dated as of April 30, 2001 by and between Bank of America and TrueTime, Inc.
                            (incorporated by reference to Exhibit 10.1 to the
                            Registrant's Quarterly Report on Form 10-Q (Reg. No.
                            000-28473), filed with the Commission on August 10,
                            2001).
         *11.1           -- Statement re Computation of Earnings per Share.
         *21.1           -- List of Subsidiaries of the Registrant.
         *23.1           -- Consent of PricewaterhouseCoopers LLP, independent
                            accountants.

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

Dated: December 18, 2001

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

                  SIGNATURE                                    TITLE                      DATE
                  ---------                                    -----                      ----

               /s/ SATORU OHYA                   Director                           December 18, 2001
---------------------------------------------
                 Satoru Ohya

           /s/ KATSUHIKO KOBAYASHI               Director                           December 18, 2001
---------------------------------------------
             Katsuhiko Kobayashi

          /s/ ELIZABETH A. WITHERS               President, Chief Executive         December 18, 2001
---------------------------------------------    Officer (Principle Executive
            Elizabeth A. Withers                 Officer) and Director

              /s/ JOHN E. DUTIL                  Vice President of Finance and      December 18, 2001
---------------------------------------------    Administration and Chief
                John E. Dutil                    Financial Officer (Principle
                                                 Financial and Accounting Officer)

             /s/ CHARLES J. ABBE                 Chairman of the Board              December 18, 2001
---------------------------------------------
               Charles J. Abbe

            /s/ CHARLES H. STILL                 Director                           December 18, 2001
---------------------------------------------
              Charles H. Still

                                                 Director                           December   , 2001
---------------------------------------------
               Haresh C. Shah

                                 TRUETIME, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Balance Sheets as of September 30, 2000 and 2001............  F-3
Statements of Operations for the Years Ended September 30,
  1999, 2000, and 2001......................................  F-4
Statements of Changes in Stockholders' Equity for the Years
  Ended September 30, 1999, 2000, and 2001..................  F-5
Statements of Cash Flows for the Years Ended September 30,
  1999, 2000, and 2001......................................  F-6
Notes to Financial Statements...............................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and
Stockholders of TrueTime, Inc.:

     In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of TrueTime, Inc. at September 30, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

November 2, 2001

                                 TRUETIME, INC.

                                 BALANCE SHEETS

                                                                 AS OF SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          2001
                                                              -----------   -----------
                                        ASSETS


Current assets:
  Cash and cash equivalents.................................  $ 7,884,386   $ 7,809,156
  Receivables:
     Trade accounts, net of allowance of $34,044 and
      $48,790...............................................    4,434,391     3,450,098
  Inventories...............................................    7,427,895     5,395,465
  Prepaid expenses and other current assets.................      364,563       569,151
  Income taxes receivable...................................           --       635,039
  Deferred income tax, current..............................      282,611     1,252,114
                                                              -----------   -----------
          Total current assets..............................   20,393,846    19,111,023
                                                              -----------   -----------
  Property and equipment, net...............................    2,903,386     4,093,540
  Prepaid expenses, non-current.............................      307,143        52,956
  Deferred income tax, non-current..........................       17,458            --
  Goodwill, net of accumulated amortization of $240,458 and
     $266,234...............................................      790,776       765,000
                                                              -----------   -----------
          Total assets......................................  $24,412,609   $24,022,519
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Trade accounts payable....................................  $   809,773   $   724,030
  Accrued expenses..........................................    1,146,750     1,165,033
  Income taxes payable......................................       33,535            --
  Capital lease.............................................           --       172,226
  Deferred revenue..........................................           --       121,677
  Lease loss accrual........................................           --       577,940
                                                              -----------   -----------
          Total current liabilities.........................    1,990,058     2,760,906
                                                              -----------   -----------
Non-current liabilities:
  Deferred income taxes.....................................           --       105,178
  Capital lease.............................................           --       512,054
  Deferred revenue..........................................           --        65,899
  Lease loss accrual........................................           --       420,264
                                                              -----------   -----------
          Total liabilities.................................    1,990,058     3,864,301
                                                              -----------   -----------
Commitments and contingencies (Note 10)
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, no shares issued and outstanding...........           --            --
  Common stock, $.01 par value, 20,000,000 shares
     authorized; 5,950,000 shares issued and outstanding....       59,500        59,500
  Additional paid-in capital................................   12,900,767    12,907,247
  Warrants..................................................      455,043       455,043
  Retained earnings.........................................    9,007,241     6,736,428
                                                              -----------   -----------
          Total stockholders' equity........................   22,422,551    20,158,218
                                                              -----------   -----------
          Total liabilities and stockholders' equity........  $24,412,609   $24,022,519
                                                              ===========   ===========

    The accompanying notes are an integral part of the financial statements

                                 TRUETIME, INC.

                            STATEMENTS OF OPERATIONS

                                                               YEARS ENDED SEPTEMBER 30,
                                                        ---------------------------------------
                                                           1999          2000          2001
                                                        -----------   -----------   -----------
Net sales.............................................  $20,645,240   $21,106,457   $19,441,543
Cost of sales.........................................    9,076,137     9,646,343    11,375,940
                                                        -----------   -----------   -----------
Gross profit..........................................   11,569,103    11,460,114     8,065,603
                                                        -----------   -----------   -----------
Operating expenses:
  Selling, general and administrative.................    5,905,203     7,153,179     7,649,595
  Research and development............................    2,155,597     3,189,767     3,519,035
  Restructuring costs.................................           --            --       998,204
                                                        -----------   -----------   -----------
          Total operating expenses....................    8,060,800    10,342,946    12,166,834
                                                        -----------   -----------   -----------
Income (loss) from operations.........................    3,508,303     1,117,168    (4,101,231)
                                                        -----------   -----------   -----------
Interest and other income (expense):
  Interest income.....................................      300,109       533,898       320,170
  Other, net..........................................        4,982        13,656       (22,752)
                                                        -----------   -----------   -----------
          Total interest and other income, net........      305,091       547,554       297,418
                                                        -----------   -----------   -----------
Net income (loss) before income taxes.................    3,813,394     1,664,722    (3,803,813)
Provision (benefit) for income taxes..................    1,546,846       680,594    (1,533,000)
                                                        -----------   -----------   -----------
Net income (loss).....................................  $ 2,266,548   $   984,128   $(2,270,813)
                                                        ===========   ===========   ===========
Weighted average shares outstanding as adjusted for
  reincorporation:
  Basic...............................................    4,000,000     5,513,934     5,950,000
  Diluted.............................................    4,000,000     5,610,482     5,950,000
Earnings (loss) per share:
  Basic and diluted...................................  $      0.57   $      0.18   $     (0.38)
                                                        ===========   ===========   ===========

    The accompanying notes are an integral part of the financial statements

                                 TRUETIME INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001

                            COMMON STOCK       ADDITIONAL
                         -------------------     PAID-IN                 RETAINED
                          SHARES     AMOUNT      CAPITAL     WARRANTS    EARNINGS        TOTAL
                         ---------   -------   -----------   --------   -----------   -----------
Stockholders' equity,
  September 30, 1998...  4,000,000   $40,000   $ 4,689,838   $     --   $ 5,756,565   $10,486,403
Net income.............         --        --            --         --     2,266,548     2,266,548
                         ---------   -------   -----------   --------   -----------   -----------
Stockholders' equity,
  September 30, 1999...  4,000,000    40,000     4,689,838         --     8,023,113    12,752,951
Issuance of common
  stock in initial
  public offering,
  including over-
  allotment option, net
  of issuance costs....  1,950,000    19,500     8,623,167         --            --     8,642,667
Warrants issued to
  underwriters in
  conjunction with
  initial public
  offering.............         --        --      (455,043)   455,043            --            --
Issuance of options in
  exchange for
  services.............         --        --        42,805         --            --        42,805
Net income.............         --        --            --         --       984,128       984,128
                         ---------   -------   -----------   --------   -----------   -----------
Stockholders' equity,
  September 30, 2000...  5,950,000    59,500    12,900,767    455,043     9,007,241    22,422,551
Issuance of options in
  exchange for
  services.............         --        --         6,480         --            --         6,480
Net loss...............         --        --            --         --    (2,270,813)   (2,270,813)
                         ---------   -------   -----------   --------   -----------   -----------
Stockholders' equity,
  September 30, 2001...  5,950,000   $59,500   $12,907,247   $455,043   $ 6,736,428   $20,158,218
                         =========   =======   ===========   ========   ===========   ===========

    The accompanying notes are an integral part of the financial statements

                                 TRUETIME, INC.

                            STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED SEPTEMBER 30,
                                                        ---------------------------------------
                                                           1999          2000          2001
                                                        -----------   -----------   -----------
Cash flows from operating activities
  Net income (loss)...................................  $ 2,266,548   $   984,128   $(2,270,813)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Deferred income taxes............................       47,360      (127,279)     (846,867)
     Depreciation and amortization....................      342,888       492,756       732,005
     Gain or loss on disposal of property and
       equipment......................................           --        51,973         3,525
     Issuance of stock options in exchange for
       services.......................................           --        42,805         6,480
     Lease loss accrual...............................           --            --       998,204
     Effects of changes in operating assets and
       liabilities:
       Trade accounts receivable, net.................   (1,365,536)     (121,037)      984,293
       Inventories....................................     (846,951)   (2,363,116)    2,032,430
       Prepaid expenses and other assets..............      124,902      (647,953)       49,599
       Income taxes...................................           --        33,535      (668,574)
       Trade accounts payable.........................      330,790        42,435       (85,743)
       Accrued expenses...............................      733,704      (824,316)       18,283
       Deferred revenue...............................           --            --       187,576
                                                        -----------   -----------   -----------
          Net cash provided by (used in) operating
            activities................................    1,633,705    (2,436,069)    1,140,398
                                                        -----------   -----------   -----------
Cash flows from investing activities:
  Decrease in receivable from OYO USA.................    2,308,981       433,000            --
  Proceeds from sale of equipment and sales
     leaseback........................................           --            --       787,186
  Capital expenditures................................     (442,183)   (2,294,064)   (1,934,908)
                                                        -----------   -----------   -----------
          Net cash provided by (used in) investing
            activities................................    1,866,798    (1,861,064)   (1,147,722)
                                                        -----------   -----------   -----------
Cash flows from financing activities:
  Principal payments on capital lease.................           --            --       (67,906)
  Proceeds from initial public offering, including
     over-allotment option............................           --     9,750,000            --
  Costs of initial public offering, including
     commissions......................................           --    (1,107,332)           --
                                                        -----------   -----------   -----------
          Net cash provided by (used in) financing
            activities................................           --     8,642,668       (67,906)
                                                        -----------   -----------   -----------
Increase (decrease) in cash and cash equivalents......    3,500,503     4,345,535       (75,230)
Cash and cash equivalents, beginning of period........       38,348     3,538,851     7,884,386
                                                        -----------   -----------   -----------
Cash and cash equivalents, end of period..............  $ 3,538,851   $ 7,884,386   $ 7,809,156
                                                        ===========   ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid for income taxes..........................  $ 1,472,432   $   859,493   $   178,000
  Cash paid for interest..............................           --            --   $    23,539
Supplemental disclosures of non cash investing and
  financing transactions:
  Non-cash settlement of cumulative allocated current
     income taxes by offset against receivable from
     OYO USA..........................................  $ 4,229,878            --            --
  Warrants issued to underwriter in conjunction with
     initial public offering..........................           --   $   455,043            --

    The accompanying notes are an integral part of the financial statements

                                 TRUETIME, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     TrueTime, Inc. (the "Company") is a publicly traded company incorporated in the state of Delaware. The Company had its initial public offering on December 16, 1999. Prior to the completion of its initial public offering, the Company was a wholly owned subsidiary of OYO Corporation U.S.A., a Texas corporation, ("OYO USA" or "Parent"). OYO USA is a wholly owned subsidiary of OYO Corporation, a Japanese corporation ("OYO Japan"). As of September 30, 2001, approximately 42% of TrueTime's common stock was owned by OYO USA. The Company designs, develops and manufactures precision time products that are essential components in modern communications and computer systems. The Company's products are used in telecommunications, computer networking and aerospace industries as well as in various other commercial markets. The Company's products use a variety of external timing references, including most importantly the Global Positioning System, together with state-of-the-art clocks to provide high quality signals (frequencies) and precision time.

     The significant accounting policies followed by the Company are summarized below:

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenue is primarily derived from the sale of precision time and frequency instruments. Revenue is recognized when products are shipped and title has passed to the customer. The Company also sells extended service contracts on its products. Revenue on these service contracts is deferred and recognized over the life of the contract.

ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising expense was $128,548, $320,087, and $400,678 for the years ended September 30, 1999, 2000, and 2001, respectively.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred.

ALLOCATION OF OPERATING EXPENSES FROM OYO USA

     The Company and OYO USA have separate management, operating facilities and administrative functions and do not conduct shared research and development activities. OYO USA arranged for specific shared services for its subsidiaries, including the Company prior to its initial public offering, related primarily to employee benefit matters. The costs of such shared services were charged directly to the subsidiaries when the vendor provided a specific subsidiary breakout of the total costs or were allocated to the subsidiaries based on total revenues or other reasonable allocation bases. Management believes that the method for allocating the costs of shared services is reasonable and that such costs allocated to the Company for all periods presented in the accompanying financial statements are not materially different from the costs that would have been incurred if the Company had operated on a stand alone basis.

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

     The Company sells products to customers throughout the United States and various foreign countries. The Company's normal credit terms for trade receivables are 30 days. In certain situations, credit terms may be extended to 60 days. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for estimated credit losses. The Company's provision for bad debts was zero, $37,252 and $48,790 for the years ended September 30, 1999, 2000 and 2001, respectively. The Company's write off of bad debts against the allowance for doubtful accounts was zero, $13,208 and $34,044 for the years ended September 30, 1999, 2000 and 2001, respectively.

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

     Capital lease -- the estimated fair value of the capital lease was determined by discounting estimated future cash flows using the Company's incremental borrowing rate. Based on this calculation, the estimated fair value approximates the carrying value.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization expense is provided by the straight-line method over an estimated useful life of 3 years for computer software and hardware, 5 years for equipment, and 7 years for furniture and fixtures. Leasehold improvements are amortized over the shorter of their economic life or the term of the lease.

     Expenditures for renewals and betterments are capitalized. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation and amortization of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is reflected in operations.

INTERNAL USE SOFTWARE COSTS

     Internal use software costs have been accounted for in accordance with Statement of Position No. 98-1 (SOP 98-1) Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under the standard, computer software costs related to internal software that are incurred in the preliminary project

                                 TRUETIME, INC.

stage are expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project), and interest costs incurred when developing computer software for internal use are capitalized. Internally developed software costs are amortized on the straight-line basis over an estimated useful life of 3 years.

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

     Amortization expense was $25,776, $25,776, and $25,776 for the years ended September 30, 1999, 2000 and 2001, respectively.

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

INCOME TAXES

     Prior to its initial public offering in December, 1999, the Company joined in the consolidated federal and state income tax returns of OYO USA; the provision for income taxes was provided by the Company as if it filed separate income tax returns. Subsequent to the initial public offering, the Company is filing independent federal and state tax returns.

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

                                 TRUETIME, INC.

comprised of taxes payable for the current period plus the change during the period in deferred tax assets and liabilities.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 2001 financial statement presentation. The reclassifications have no impact on previously reported 1999 and 2000 net income, cash flows or stockholder's equity.

LITIGATION

     The Company is involved from time to time in various legal proceedings which are incidental to the industry and for which certain matters are covered in whole or in part by insurance, or for which the Company has recorded accruals for estimated settlements. Management believes that any liability which may result from these proceedings will not have a material adverse effect on the Company's financial statements.

EARNINGS PER SHARE

     The Company computes earnings (loss) per share pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic earnings
(loss) per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased for common equivalent shares assuming exercise of dilutive stock options and warrants using the treasury stock method.

     The following summarizes the calculation of net income (loss) and weighted average common shares and common share equivalents outstanding for purposes of the computation of earnings (loss) per share:

                                                        YEARS ENDED SEPTEMBER 30,
                                                  -------------------------------------
                                                     1999         2000         2001
                                                  ----------   ----------   -----------
Net income (loss) available to common
  stockholders..................................  $2,266,548   $  984,128   $(2,270,813)
Weighted average common shares outstanding......   4,000,000    5,513,934     5,950,000
Weighted average common share equivalents
  outstanding*..................................          --       96,548            --
                                                  ----------   ----------   -----------
Weighted average common shares and common share
  equivalents outstanding.......................   4,000,000    5,610,482     5,950,000
                                                  ----------   ----------   -----------
Basic earnings (loss) per share.................  $     0.57   $     0.18   $     (0.38)
Diluted earnings (loss) per share...............  $     0.57   $     0.18   $     (0.38)

---------------

* Due to their anti-dilutive effect, additional warrants and options of 75,000 and 983,075 shares equivalent for the years ending September 30, 2000 and 2001, respectively, are excluded from the calculation above.

RECENT ACCOUNTING PRONOUNCEMENTS

     Accounting for Derivative Instruments and Hedging Activities. The Company has adopted the provisions of Financial Accounting Standards Board (FASB) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company does not currently hold derivative instruments or engage in hedging activities and therefore the adoption of FASB No. 133 has not had a significant effect on the Company's financial position, results of operations or cash flows.

     Revenue Recognition in Financial Statements. The Company has complied with the guidance provided by Staff Accounting Bulletin (SAB) No. 101 for the year ended September 30,2001. Compliance with this

                                 TRUETIME, INC.

provision did not have a material impact on the Company's financial position, results of operations or cash flows.

     On June 29, 2001, the Financial Accounting Standards Board (FASB or the "Board") unanimously voted in favor of issuing two Statements: Statement No. 141 (SFAS 141), Business Combinations, and Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets.

     SFAS 141 primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustments to its cost. SFAS 141 supercedes APB 16, Business Combinations.

     The most significant changes made by SFAS 141 are:

     - It requires use of the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method.

     - It provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill.

     SFAS 141 is effective for all business combinations (as defined in the Statement) initiated after June 30, 2001 and for all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 1, 2001, or later).

     SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). SFAS 142 supercedes APB 17, Intangible Assets.

     The most significant changes made by SFAS 142 are:

     - Goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually.

     - Goodwill will be tested at least annually at the reporting unit level.

     - The amortization period of intangible assets with finite lives is no longer limited to forty years

     SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been issued previously. In all cases, the provisions of SFAS 142 should be applied at the beginning of a fiscal year. Retroactive application is not permitted.

     The Company has goodwill for which amortization has been recorded against in prior periods. The impact of the future adoption of SFAS 142 has yet to be determined. The Company has not opted for early adoption of SFAS 142. Amortization of goodwill per quarter is $6,444; amortization of goodwill for 2001 was $25,776. The Company will need to review the potential impairment of carrying values of goodwill to determine if there will be a write-down. Currently, goodwill is carried at $765,000, the net book value.

     On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144). SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction." SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at

                                 TRUETIME, INC.

the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.

     The Company is in the process of evaluating the effect of SFAS 144 on its financial statements.

2. INVENTORIES:

     Inventories consisted of the following:

                                                                AS OF SEPTEMBER 30,
                                                              -----------------------
                                                                 2000         2001
                                                              ----------   ----------
Finished goods..............................................  $1,265,634   $  819,618
Work in process.............................................   2,449,071      737,350
Raw materials...............................................   3,713,190    3,838,497
                                                              ----------   ----------
                                                              $7,427,895   $5,395,465
                                                              ==========   ==========

     Inventories are presented net of reserves for slow moving, excess and obsolete inventory of $220,260 and $805,432 as of September 30, 2000 and 2001, respectively. Net changes in such reserves charged to cost of sales were zero, $190,088 and $585,172 for the years ended September 30, 1999, 2000 and 2001, respectively.

     The Company relies on a limited number of suppliers for certain critical components and uses a single supplier for a key component of its largest product line. Purchases from this supplier approximated $585,000, $580,000 and $560,000 for the years ended September 30, 1999, 2000 and 2001, respectively.

3. PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following:

                                                                AS OF SEPTEMBER 30,
                                                             -------------------------
                                                                2000          2001
                                                             -----------   -----------
Machinery and equipment....................................  $ 1,131,845   $ 1,378,647
Computer equipment and software............................    1,768,758     2,102,431
Furniture and fixtures.....................................      303,280       969,053
Transportation equipment...................................       27,100        27,100
Leasehold improvements.....................................      153,207     1,560,061
Construction in process....................................      911,964        59,991
                                                             -----------   -----------
                                                               4,296,154     6,097,283
Accumulated depreciation and amortization..................   (1,392,768)   (2,003,743)
                                                             -----------   -----------
                                                             $ 2,903,386   $ 4,093,540
                                                             ===========   ===========

     Depreciation and amortization expense was $317,112, $466,980 and $721,598 for the years ended September 30, 1999, 2000, and 2001, respectively.

     Included in the property and equipment summary is equipment under capital lease with an aggregate cost of $752,186 and a net carrying value of $681,384 as of September 30, 2001.

                                 TRUETIME, INC.

4. ACCRUED EXPENSES:

     Accrued expenses consisted of the following:

                                                                AS OF SEPTEMBER 30,
                                                              -----------------------
                                                                 2000         2001
                                                              ----------   ----------
Payroll and other compensation..............................  $  681,287   $  643,751
Compensated absences........................................     316,246      349,962
Product warranty............................................      40,000       36,000
Legal and professional fees.................................      99,500       90,784
Other accrued expenses......................................       9,717       44,536
                                                              ----------   ----------
                                                              $1,146,750   $1,165,033
                                                              ==========   ==========

5.  INCOME TAXES:

     The provision (benefit) for income taxes consisted of the following:

                                                       YEARS ENDED SEPTEMBER 30,
                                                  ------------------------------------
                                                     1999        2000         2001
                                                  ----------   ---------   -----------
Current:
  Federal.......................................  $1,269,555   $ 641,169   $  (686,933)
  State.........................................     229,931     166,704           800
                                                  ----------   ---------   -----------
                                                   1,499,486     807,873      (686,133)
                                                  ----------   ---------   -----------
Deferred:
  Federal.......................................      40,051    (111,612)     (599,067)
  State.........................................       7,309     (15,667)     (247,800)
                                                  ----------   ---------   -----------
                                                      47,360    (127,279)     (846,867)
                                                  ----------   ---------   -----------
                                                  $1,546,846   $ 680,594   $(1,533,000)
                                                  ==========   =========   ===========

     The differences between the effective tax rate reflected in the total provision for income taxes and the statutory federal tax rate of 34% were as follows:

                                                        YEARS ENDED SEPTEMBER 30,
                                                   -----------------------------------
                                                      1999        2000        2001
                                                   ----------   --------   -----------
Provision for income taxes at the statutory
  rate...........................................  $1,296,554   $566,005   $(1,176,649)
State income taxes, net of federal income tax
  benefit........................................     237,240     99,684      (335,595)
Goodwill amortization............................       8,764      8,764        10,408
Other............................................       4,288      6,141       (31,164)
                                                   ----------   --------   -----------
Provision for income taxes.......................  $1,546,846   $680,594   $(1,533,000)
                                                   ==========   ========   ===========
Effective income tax rate........................        40.6%      40.9%         40.3%
                                                   ==========   ========   ===========

     Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for

                                 TRUETIME, INC.

income tax purposes. Significant components of the Company's deferred income tax liabilities and assets were as follows:

                                                               AS OF SEPTEMBER 30,
                                                              ---------------------
                                                                2000        2001
                                                              --------   ----------
Deferred income tax assets:
  Allowance for doubtful accounts...........................  $ 14,584   $   20,902
  Accrued product warranty..................................    17,136       15,422
  Inventories...............................................   167,712      380,931
  Accrued compensated absences..............................    43,545      101,948
  NOL carryforward..........................................        --      439,212
  Lease loss accrual........................................        --      428,400
  Other.....................................................    57,092     (134,701)
                                                              --------   ----------
                                                               300,069    1,252,114
Deferred income tax liability:
  Other.....................................................        --     (105,178)
                                                              --------   ----------
          Net deferred income tax asset.....................  $300,069   $1,146,936
                                                              ========   ==========

     Under the liability method, a valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the Company's historical taxable income record and taxable income available in carryback years, management believes that the Company will realize the deferred tax assets.

     At September 30, 2001 the Company had available net operating loss (NOL) carryforwards of approximately $1,347,000 and $1,269,000 for federal and state income tax purposes, respectively, all of which expire in the years 2020 (federal) and 2010 (state).

6. STOCKHOLDERS' EQUITY:

     Effective November 1, 1999, the Company was reincorporated from California to Delaware under the name TrueTime, Inc. The reincorporation was accomplished by the merger of the California corporation into the Delaware corporation and the issuance to OYO USA of 4,000,000 shares of $.01 par value common stock in a newly formed Delaware corporation. After the reincorporation, the Company has 20,000,000 authorized shares of $.01 par value common stock. On December 16, 1999 in association with the Company's initial public offering, 1,500,000 shares were issued and later on January 8, 2000 an additional 450,000 shares were issued to cover the exercise of over-allotment options by the underwriters for the initial public offering. A total of 5,950,000 shares are outstanding. The accompanying financial statements reflect the capital structure of the Company after the reincorporation and the assets, liabilities, total stockholders' equity and results of operations of the predecessor California corporation for all dates and periods presented. Earnings per share information has been computed giving effect to the common shares outstanding after the reincorporation for all periods presented.

     Effective with the reincorporation, the Company has 1,000,000 authorized shares of $0.01 par value preferred stock. No preferred shares have been issued.

     In addition, the Company has issued warrants to purchase 200,000 shares to C.E. Unterberg, Towbin as additional underwriting compensation in connection with the initial public offering at an exercise price equal to $5.50 (110% of the offering price). The warrants were immediately exercisable and expire on December 22, 2004. The fair value of the warrants was estimated at $455,043 using the Black-Scholes model using the following assumptions: risk-free interest rate of 5.43%; expected life of 2 years; expected dividend rate of 0%;

                                 TRUETIME, INC.

and volatility of 85%. The fair value has been recorded as a cost of issuance in the year ended September 30, 2000. No warrants had been exercised as of September 30, 2001.

7. STOCK OPTION PLAN:

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

     Under the Employee Plan, options generally vest at a rate of 25% of the total at the end of each anniversary of the date of grant. Options granted under the Non-Employee Director Plan are fully exercisable from date of grant. Options generally expire ten years from the date of the grant except in the case of an ISO granted to an optionee who, at the time the option is granted, owns stock representing more than ten percent of the voting power of all classes of stock outstanding. In this case, the term of the option is five years from the date of the grant.

     Vested options held by employees upon termination of their relationship with the Company may be exercised no later than three months following the date of termination or twelve months following death or disability until expiration of the option. Options exercisable were 60,000 and 225,925 for the years ended September 30, 2000 and 2001, respectively.

     During the year ended September 30, 2001, the Company issued an option to purchase 3,000 shares of common stock at $2.59 per share to an advisor to the Company in return for services; the options vested immediately and expire in ten years. The fair value of these options was estimated at $6,480 using the Black-Scholes model using the following assumptions: risk-free interest rate of 4.93%; expected life of five years; expected dividend rate of 0%; and volatility of 118%. During the year ended September 30, 2000 the Company issued an option to purchase 10,000 shares of common stock at $5 per share to an advisor to the Company in return for services; the options vested immediately and expire in ten years. The fair value of these options was estimated at $42,805 using the Black-Scholes model using the following assumptions: risk-free interest rate of 4.5%; expected life of ten years; expected dividend rate of 0%; and volatility of 85%. These amounts have been charged to general and administrative expense during the years ended September 30, 2001 and 2000 respectively. No options had been exercised as of September 30, 2001.

                                 TRUETIME, INC.

     A summary of activity with respect to the Employee Plan and the Director Plan for the years ended September 30, 2000 and September 30, 2001 is as follows:

                                                         OPTIONS OUTSTANDING
                                   ----------------------------------------------------------------
                                                                                           WEIGHTED
                                    OPTIONS                                                AVERAGE
                                   AVAILABLE    NUMBER OF                     AGGREGATE    EXERCISE
                                   FOR GRANT     OPTIONS    EXERCISE PRICE      PRICE       PRICE
                                   ----------   ---------   --------------   -----------   --------
Outstanding at September 30, 1999
  Available......................   1,650,000          --        --                   --       --
  Granted........................  (1,001,000)  1,001,000   $3.06-$11.81     $ 5,454,690    $5.45
  Exercised......................          --          --        --                   --       --
  Forfeited......................     114,500    (114,500)   $3.06-$6.19        (572,375)   $5.00
                                   ----------   ---------                    -----------    -----
Outstanding at September 30,
  2000...........................     763,500     886,500   $3.06-$11.81       4,882,315    $5.51
  Granted........................    (198,000)    198,000    $2.14-$3.19         590,915     2.98
  Exercised......................          --          --        --                   --       --
  Forfeited......................     289,425    (289,425)  $2.25-$11.81      (1,928,097)    6.66
                                   ----------   ---------                    -----------    -----
Outstanding at September 30,
  2001...........................     854,925     795,075                    $ 3,545,133    $4.46
                                   ==========   =========                    ===========    =====

     The following table summarizes information about stock options outstanding and exercisable as of September 30, 2001:

                                                   OPTIONS OUTSTANDING              OPTIONS CURRENTLY
                                          -------------------------------------        EXERCISABLE
                                                          WEIGHTED                ----------------------
                                                          AVERAGE      WEIGHTED                 WEIGHTED
                                                        CONTRACTUAL    AVERAGE                  AVERAGE
                                            NUMBER       REMAINING     EXERCISE     NUMBER      EXERCISE
EXERCISE PRICE                            OUTSTANDING   LIFE (YEARS)    PRICE     OUTSTANDING    PRICE
--------------                            -----------   ------------   --------   -----------   --------
$2.14...................................        500         9.82        $2.14            --      $2.14
$2.25...................................     11,500         9.57        $2.25            --      $2.25
$2.59...................................     24,000         9.41        $2.59        22,000      $2.59
$3.00...................................     70,000         9.32        $3.00            --      $3.00
$3.06...................................     47,875         8.84        $3.06        15,250      $3.06
$3.19...................................     83,000         9.11        $3.19            --      $3.19
$5.00...................................    523,075         8.22        $5.00       177,925      $5.00
$6.19...................................     35,125         8.53        $6.19        10,750      $6.19
                                            -------         ----        -----       -------      -----
                                            795,075         8.52        $4.46       225,925      $4.69
                                            =======         ====        =====       =======      =====

The following information is presented in accordance with the disclosure requirements of SFAS 123. The fair value of each option grant to employees has been estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions used for grants:

                                                               YEARS ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                              2000    2001
                                                              -----   -----
Risk-free interest rate.....................................  6.25%   6.02%
Expected life...............................................   6.5     6.5
Expected dividends..........................................    --      --
Volatility..................................................   118%   109%

The weighted average fair value of the options granted were $4.90 and $3.86 per share for the years ended September 30, 2000 and 2001, respectively.

                                 TRUETIME, INC.

Had compensation expense for the Employee Plan and Director Plan been determined based on the fair value at the grant date for options granted during the year ended September 30, 2001, consistent with the provisions of SFAS 123, the pro forma net income (loss) would have been reported as follows:

                                                              YEARS ENDED SEPTEMBER 30,
                                                              --------------------------
                                                                 2000          2001
                                                              ----------   -------------
Net income (loss)
  As reported...............................................   $984,128     $(2,270,813)
  Pro forma.................................................   $  8,935     $(2,951,998)
Earnings (loss) per share -- basic
  As reported...............................................   $   0.18     $     (0.38)
  Pro forma.................................................   $     --     $     (0.50)
Earnings (loss) per share -- diluted
  As reported...............................................   $   0.18     $     (0.38)
  Pro forma.................................................   $     --     $     (0.50)

8. RETIREMENT PLAN:

     The Company's employees are participants in a 401(k) plan (the "Plan") provided by the Company, which covers substantially all eligible employees in the United States. The Plan is a qualified salary reduction plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to annual limitations. The Company participated in the OYO USA plan until the initial public offering. The Company's share of discretionary contributions was approximately $136,000, $171,000 and $190,500 for the years ended September 30, 1999, 2000 and 2001, respectively.

9. RELATED PARTY TRANSACTIONS:

     Sales to OYO USA and other affiliated companies were approximately $52,000, $9,400 and $239,000 during the years ended September 30, 1999, 2000 and 2001, respectively.

     Prior to the initial public offering, the Company participated in the central cash management system of OYO USA in which the net cash provided or used by operations was transferred to or from OYO USA on a daily basis. Since the implementation of the central cash management system, the Company's cash flow provided from operating activities exceeded capital expenditure and, as a result, the Company maintained a receivable from OYO USA for the excess that was held in the cash management system. Beginning October 1, 1997, OYO USA implemented a policy of crediting interest on the receivable balance. Interest credited and added to the receivable balance was $300,109 for the year ended September 30, 1999. For financial reporting purposes, the receivable from OYO USA represents the cumulative amount of cash contributed to the central cash management system, plus the interest credited thereon, net of the cumulative amount of current federal income taxes that have been allocated from OYO USA.

     On September 30, 1999, the Company and OYO USA conducted a partial and preliminary settlement of the receivable from OYO USA. On that date, OYO USA formally settled the cumulative amount of allocated current income taxes of $4,229,878 by offsetting such amount against the receivable from OYO USA for the cumulative amount of cash contributed to the central cash management system. In addition, OYO USA paid the Company $3,500,000 in cash as a partial settlement of the resulting net receivable balance. At September 30, 1999, after considering this transaction, the remaining receivable from OYO USA was $432,608. This amount was paid in fiscal year 2000. In October 1999, the Company transferred $3,500,000 in cash to OYO USA subject to the terms of a Trust Agreement with OYO USA. Under the terms of the Trust Agreement, OYO USA acknowledged and agreed that it held $3,500,000, plus the investment income earned thereon, for the Company's benefit and managed the trust assets as part of OYO USA's other cash

                                 TRUETIME, INC.

management activities. This action was taken to maximize the return on the Company's assets available for investment. On December 1, 1999, the Trust Agreement was terminated and the cash and cash equivalents held in trust in the amount of $3,530,089 were distributed to the Company.

     The underwriter of the Company's initial public offering holds warrants to purchase 200,000 shares of common stock at $5.50 per share, which are outstanding and exercisable as of September 30, 2001. A Director of the Company is a member of a law firm which provides the Company with legal services. Costs from this law firm of $315,122 were charged to operations and cost of issuance for the year ended September 30, 2000. Costs from this firm of $116,922 were charged to operations for the year ended September 30, 2001.

10. COMMITMENTS:

  Operating and Capital Leases

     The Company leases certain office space and manufacturing facilities under noncancelable operating leases. The Company also entered into a capital lease on April 30, 2001 for certain modular furnishings and equipment. For fiscal years ending after September 30, 2001, the approximate future minimum rental commitments under noncancelable operating leases and capital leases are as follows:

YEARS ENDED SEPTEMBER 30,                                     CAPITAL     OPERATING
-------------------------                                     --------   -----------
2002........................................................  $219,468   $ 1,181,767
2003........................................................   219,468     1,173,965
2004........................................................   219,468     1,165,927
2005........................................................   128,023     1,348,984
2006........................................................        --     1,441,867
Thereafter..................................................        --    11,785,714
                                                              --------   -----------
          Total minimum lease payments......................  $786,427   $18,098,224
                                                                         ===========
Less amount representing interest...........................   102,147
                                                              --------
Present value of minimum lease payments.....................   684,280
Less current portion of capital lease obligations...........   172,226
                                                              --------
Long term portion...........................................   512,054
                                                              --------

     The above lease commitments include the Company's lease on its former Duke Court facility and the lease on its new building at 3750 Westwind Blvd. TrueTime entered into a sublease on its former facility in December, 2000 for a term of forty-eight and one half months with an option to extend the sublease for one additional thirty-six month period. The cost of the lease and leasehold improvements is offset by a positive cash flow generated by the sublease. Lease expense for the former facility will be $644,840 over the balance of the sublease (40 month period), subject to an adjustment at December 22, 2004 based on the national consumer price index ("CPI"). Income from the sublease for that period will be $896,824. The Company moved to its new Westwind facility in January, 2001. The term of the lease on the Westwind facility runs through December 2015 with three five-year renewal options. The terms of the lease provide for fixed or minimum payments plus additional rents based on the consumer price index. The Company has abandoned and physically moved from approximately 34,500 square feet of the Westwind facility, as of December 15, 2001. Due to the recent economic downturn, management determined that there was excess capacity on the noncancelable lease and a restructuring charge of $998,204 has been made in fiscal year 2001. See note 11 for further discussion.

     Rent expense for the years ended September 30, 1999, 2000 and 2001 was approximately $353,000, $301,875 and $990,772, respectively.

                                 TRUETIME, INC.

     The capital lease commitment is for a sale leaseback transaction entered into with a commercial bank on April 30, 2001. The sale leaseback transaction was on modular furnishings and machinery and equipment previously purchased by the Company in the third quarter of fiscal year 2001. The results of this transaction increased our cash by $752,186 in May 2001. The lease is for a period of forty-eight months. The interest expense on this lease for year ended September 30, 2001 was $23,539.

11. RESTRUCTURING COSTS

     In July, 2001, the Company adopted a restructuring plan which included the abandonment and physical move from approximately 34,500 square feet of its existing leased facility at Westwind Blvd. and as a result the Company has recorded a $998,204 lease loss accrual as of September 30, 2001. The accrual represents costs recognized pursuant to EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) and SAB 100, Restructuring and Impairment Charges. The Company has committed to a sufficiently detailed plan that identifies significant actions to be taken and the activities that will not be continued (including the method of disposition and location of such activities). The expected date of completion of the plan is December 15, 2001 and significant changes to the plan are not likely.

12. SEGMENT INFORMATION:

     The Company manages its business on a total product-line basis and has one reportable segment. The product-line and related accounting policies are described in Note 1.

     Revenues related to continuing operations in the United States and foreign countries are presented below:

                                                       YEARS ENDED SEPTEMBER 30,
                                                ---------------------------------------
                                                   1999          2000          2001
                                                -----------   -----------   -----------
Revenues from unaffiliated customers:
  United States...............................  $17,276,000   $17,137,000   $16,398,000
  Foreign:
     Europe...................................    1,869,000     2,494,000     1,752,000
     Other (including Africa, Asia, Canada,
       the Far East and South America)........    1,448,000     1,466,000     1,052,000
                                                -----------   -----------   -----------
Total.........................................  $20,593,000   $21,097,000   $19,202,000
                                                ===========   ===========   ===========

     All of the Company's long-lived assets related to continuing operations are located in the United States.

     Various branches and agencies of the U.S. Government utilize the Company's products in varying applications. Total product sales to U.S. government units and indirect government customers, as a whole, comprised 28%, 36% and 53% of revenues during the years ended September 30, 1999, 2000 and 2001, respectively. Sales to one branch of the U.S. Government comprised 18%, 13% and 15% of the Company's revenues for the years ended September 30, 1999, 2000 and 2001, respectively. There was one customer representing 23%, one customer representing 29% and one customer representing 21% of the trade accounts receivable balances for the years ended September 30, 1999, 2000 and 2001, respectively.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENTS
        -------                            ------------------------
          3.1            -- Certificate of Incorporation of the Registrant
                            (incorporated by reference to Exhibit 3.1 of the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-90269), as amended).
          3.2            -- By-laws of the Registrant (incorporated by reference to
                            Exhibit 3.2 of the Registrant's Registration Statement on
                            Form S-1 (Reg. No. 333-90269), as amended).
          4.1            -- Specimen Certificate of the Registrant's common stock
                            (incorporated by reference to Exhibit 4.1 of the
                            Registrant's Registration Statement on Form S-1 (Reg. No.
                            333-90269), as amended).
          4.2            -- See Exhibit 3.1 for provisions of the Registrant's
                            Certificate of Incorporation defining the rights of the
                            holders of common stock.
          4.3            -- See Exhibit 3.2 for provisions of the Registrant's
                            By-laws defining the rights of holders of common stock.
          4.4            -- Form of Warrant Agreement and Warrant, dated as of
                            December 16, 1999, by and between the Registrant and C.E.
                            Unterberg, Towbin (incorporated by reference to Exhibit
                            1.2 of the Registrant's Registration Statement on Form
                            S-1 (Reg. No. 333-90269), as amended).
          4.5            -- Form of Registration Rights Agreement between the
                            Registrant and OYO Corporation U.S.A. (incorporated by
                            reference to Exhibit 10.8 of the Registrant's
                            Registration Statement on Form S-1 (Reg. No. 333-90269),
                            as amended).
        +10.1            -- Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference
                            to Exhibit 10.1 of the Registrant's Registration
                            Statement on Form S-1 (Reg. No. 333-90269), as amended).
        +10.2            -- TrueTime, Inc. 1999 Key Employee Stock Option Plan, as
                            amended as of March 1, 2000 (incorporated by reference to
                            Exhibit 4.4 of the Registrant's Registration Statement on
                            Form S-8, Reg. No. 333-35858, filed with the Commission
                            on April 28, 2000).
         10.3            -- TrueTime, Inc. 1999 Non-Employee Director Plan, as
                            amended as December 16, 1999 (incorporated by reference
                            to Exhibit 10.1 to the Registrant's Quarterly Report on
                            Form 10-Q (Reg. No. 000-28473), filed with the Commission
                            on February 14, 2000).
         10.4            -- Standard Industrial Lease between Manor Development Co.
                            and the Registrant (incorporated by reference to Exhibit
                            10.9 of the Registrant's Registration Statement on Form
                            S-1 (Reg. No. 333-90269), as amended).
         10.5            -- Standard Industrial/Commercial Single-Tenant
                            Lease -- Net, dated as of January 24, 2000, by and
                            between Copperhill Development Corporation and TrueTime,
                            Inc. (incorporated by reference to Exhibit 10.1to the
                            Registrant's Quarterly Report on Form 10-Q (Reg. No.
                            000-28473), filed with the Commission on May 15, 2000.
         10.6            -- Amendment to the Standard Industrial/Commercial
                            Single-Tenant Lease -- Net, dated as of January 24, 2000,
                            by and between Copperhill Development Corporation and
                            TrueTime, Inc. (incorporated by reference to Exhibit 10.6
                            to the Registrant's Annual Report on Form 10-K (Reg. No.
                            000-28473), filed with the Commission on December 20,
                            2000).

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENTS
        -------                            ------------------------
         10.7            -- Standard Industrial Sublease dated as of December 11,
                            2000 by and between Innovadyne Technologies, Inc. and
                            TrueTime, Inc. (incorporated by reference to Exhibit 10.1
                            to the Registrant's Quarterly Report on Form 10-Q (Reg.
                            No. 000-28473), filed with the Commission on February 14,
                            2001).
         10.8            -- Lease Intended as Security dated as of April 30, 2001 by and between Bank of America and TrueTime, Inc.
                            (incorporated by reference to Exhibit 10.1 to the
                            Registrant's Quarterly Report on Form 10-Q (Reg. No.
                            000-28473), filed with the Commission on August 10,
                            2001).
        *11.1            -- Statement re Computation of Earnings per Share.
        *21.1            -- List of Subsidiaries of the Registrant.
        *23.1            -- Consent of PricewaterhouseCoopers LLP, independent
                            accountants.

---------------

+ Management Compensation or Incentive Plan

* Filed herewith