Form 10-Q
period 2001-12-31
TRUETIME INC
filed 2002-02-13
CIK 1097984

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

                 ----------------------------------------------




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

     There were 5,950,000 shares of the Registrant's Common Stock outstanding as of the close of business on February 8, 2002.

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

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS AND NOTES

                                 TrueTime, Inc.
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                          September 30, 2001   December 31, 2001
                                                                                                                      (unaudited)
ASSETS
             Current assets:
                        Cash and cash equivalents .......................................           $  7,809            $  7,222
                        Trade accounts receivable, net of allowance of $49 and $24 ......              3,450               3,296
                        Inventories .....................................................              5,396               5,227
                        Prepaid expenses and other assets ...............................                569                 590
                        Income taxes receivable .........................................                635                 475
                        Deferred income tax .............................................              1,252               1,503
                                                                                                    --------            --------

                           Total current assets .........................................             19,111              18,313

             Property and equipment, net ................................................              4,094               3,932
             Prepaid expenses, non-current ..............................................                 53                  --
             Goodwill, net of accumulated amortization of $266 and $272 .................                765                 759
                                                                                                    --------            --------

                                          Total assets ..................................           $ 24,023            $ 23,004
                                                                                                    ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
               Current liabilities:
                        Trade accounts payable ..........................................           $    724            $    580
                        Accrued expenses ................................................              1,165                 879
                        Capital lease, current ..........................................                172                 176
                        Deferred revenue ................................................                122                 146
                        Lease loss accrual ..............................................                578                 694
                                                                                                    --------            --------

                           Total current liabilities ....................................              2,761               2,475

               Non-Current liabilities:
                        Deferred income taxes ...........................................                105                  36
                        Capital lease ...................................................                512                 466
                        Deferred revenue ................................................                 66                  74
                        Lease loss accrual ..............................................                421                 271
                                                                                                    --------            --------

                           Total liabilities ............................................              3,865               3,322
                                                                                                    --------            --------

               Commitments and contingencies

               Stockholders' equity:
                        Preferred stock, $.01 par value, 1,000,000 shares
                        authorized, no shares issued and outstanding ....................                 --                  --
                        Common stock, $.01 par value, 20,000,000 authorized; 5,950,000
                        shares issued and outstanding ...................................                 60                  60
                        Additional paid-in capital ......................................             12,907              12,907
                        Additional paid-in capital - warrants ...........................                455                 455
                        Retained earnings ...............................................              6,736               6,260
                                                                                                    --------            --------

                           Total stockholders' equity ...................................             20,158              19,682
                                                                                                    --------            --------

                                          Total liabilities and stockholders' equity ....           $ 24,023            $ 23,004
                                                                                                    ========            ========

    The accompanying notes are an integral part of the financial statements.

                                 TrueTime, Inc.
                            STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)



                                                                    Three months ended
                                                          December 31, 2000   December 31, 2001
Net sales ........................................              $     4,942         $     3,896

Cost of sales ....................................                    2,400               2,297
                                                                -----------         -----------

Gross profit .....................................                    2,542               1,599

Selling, general and administrative expenses .....                    1,830               1,538
Research & development ...........................                      795                 865
                                                                -----------         -----------

Loss from operations .............................                      (83)               (804)

Interest income ..................................                      108                  41

Interest expense .................................                       --                  13
                                                                -----------         -----------

Income (loss) before taxes .......................                       25                (776)

Income taxes .....................................                       10                (300)
                                                                -----------         -----------

Net income (loss) ................................              $        15         $      (476)
                                                                ===========         ===========


Weighted average shares outstanding - Basic ......                5,950,000           5,950,000

Weighted average shares outstanding - Diluted ....                5,950,000           5,950,000

Basic earnings (loss) per share ..................              $      0.00         $     (0.08)

Diluted earnings (loss) per share ................              $      0.00         $     (0.08)

    The accompanying notes are an integral part of the financial statements.

                                 TrueTime, Inc.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                    Three months ended     Three months ended
                                                                                     December 31, 2000      December 31, 2001
Cash flows from operating activities:
                      Net income (loss) ........................................              $     15               $   (476)
                      Adjustments to reconcile net income (loss) to net cash
                      provided by (used in) operating activities:
                                     Deferred income taxes .....................                    55                   (320)
                                     Depreciation and amortization .............                   151                    228
                                     Loss (gain) on disposal of property and
                                     equipment .................................                     2                     (3)
                                     Effects of changes in operating
                                     assets and liabilities
                                             Trade accounts receivables,net ....                  (184)                   154
                                             Inventories .......................                   205                    169
                                             Prepaid expenses and
                                             other assets ......................                   (34)                    32
                                             Income taxes ......................                    --                    160
                                             Trade accounts payable ............                   105                   (144)
                                             Accrued expenses ..................                  (267)                  (286)
                                             Lease loss accrual ................                    --                    (34)
                                             Deferred revenue ..................                    37                     34
                                                                                              --------               --------

                         Net cash provided by (used in) operating activities ...                    85                   (486)
                                                                                              --------               --------

Cash flows from investing activities:
                      Capital expenditures .....................................                  (891)                   (59)
                                                                                              --------               --------

                         Net cash used in investing activities .................                  (891)                   (59)
                                                                                              --------               --------

Cash flows from financing activities:
                      Principal payments on capital lease ......................                    --                    (42)
                                                                                              --------               --------

                         Net cash used in financing activities .................                    --                    (42)
                                                                                              --------               --------

Decrease in cash and cash equivalents ..........................................                  (806)                  (587)

Cash and cash equivalents, beginning of period .................................                 7,884                  7,809
                                                                                              --------               --------

Cash and cash equivalents, end of period .......................................              $  7,078               $  7,222
                                                                                              ========               ========



    The accompanying notes are an integral part of the financial statements.

TRUETIME, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

The balance sheet of TrueTime, Inc. at September 30, 2001 has been derived from the Company's audited financial statements at that date. The balance sheet at December 31, 2001, the statements of operations, and the statements of cash flows for the three months ended December 31, 2001 and 2000 have been prepared by the Company, unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows have been made. The results of operations for the three months ended December 31, 2001 and 2000 are not necessarily indicative of the operating results for a full year or for future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended September 30, 2001.

Certain prior year amounts have been reclassified to conform to the 2002 financial statement presentation. The reclassifications have no impact on previously reported 2001 net loss, cash flows or stockholders' equity.


2.  EARNINGS (LOSS) PER COMMON SHARE

The following table summarizes the calculation of net earnings (loss) and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share:

                                 TrueTime, Inc.
                        EARNINGS (LOSS) PER COMMON SHARE

                                                                              Three months
                                                                  December 31, 2000   December 31, 2001
Net earnings (loss) available to common stockholders (in
thousands) .................................................           $         15        $       (476)
                                                                       ============        ============

Weighted average common shares outstanding .................              5,950,000           5,950,000
Weighted average common share equivalents
outstanding* ...............................................                     --                  --
                                                                       ------------        ------------
Weighted average common shares and common share
equivalents outstanding ....................................              5,950,000           5,950,000
                                                                       ============        ============

Basic earnings (loss) per common share .....................           $       0.00        $      (0.08)
                                                                       ============        ============

Diluted earnings (loss) per common share ...................           $       0.00        $      (0.08)
                                                                       ============        ============



* Due to their anti-dilutive effect, additional warrants and options of 1,095,500 and 1,028,700 shares equivalent for the three months ended December 31, 2000 and 2001, respectively, are excluded from the calculation above.

3.       INVENTORIES


Inventories consisted of the following (in thousands), net of reserves of $805 at September 30, 2001 and $275 at December 31, 2001:

                                       September 30, 2001   December 31, 2001
Finished goods.......................             $   820             $   687
Work in process......................                 737               1,063
Raw material.........................               3,839               3,477
                                                  -------             -------
                                                  $ 5,396             $ 5,227
                                                  =======             =======


4.  RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations and Goodwill and Other Intangible Assets

On June 29, 2001, the Financial Accounting Standards Board (FASB) announced the issuance of Statement of Financial Accounting Standards SFAS 142, "Goodwill and Other Intangible Assets." The Company has goodwill for which amortization has been recorded against in prior periods. Amortization of goodwill per quarter is $6,444; amortization of goodwill for the year would be $25,776. Under the current guidelines, the Company will adopt the provisions of SFAS on October 1, 2002. The Company will likely have a write-down of goodwill upon adoption of SFAS 142. At this time the actual write-down amount is unknown. Currently, goodwill is carried at $758,556, the net book value.

Accounting for the Impairment or Disposal of Long-Lived Assets

On October 3, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early application is encouraged.

This statement supercedes:

    - SFAS 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of"; and

    - APB 30 - "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business".


SFAS 144 sets forth that if the expected undiscounted cash flows from an asset are insufficient to recover its carrying cost and if the carrying cost exceeds its estimated market value, then an impairment must be recognized.

SFAS 144 also develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addressing the principal implementation issues.

SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction.

The Company is in the process of evaluating the effect of SFAS 142 and 144 on its financial statements.

5.  RESTRUCTURING COSTS

In July 2001, the Company adopted a restructuring plan which included the abandonment and physical move from approximately 34,500 square feet of its existing leased facility at Westwind Blvd. and as a result the Company recorded a $998,204 lease loss accrual on September 30, 2001. The accrual represents costs recognized pursuant to EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) and SAB 100, Restructuring and Impairment Charges. The Company committed to a sufficiently detailed plan that identified significant actions to be taken and the activities that would not be continued (including the method of disposition and location of such activities). The expected date of completion of the plan was December 15, 2001; the Company completed the plan on December 13, 2001. During the quarter, leasehold expenses in the amount of $33,558, which were associated with the abandoned facility space were charged against the lease loss accrual. Approximately $19,229 of this charge would have been recognized in cost of goods sold and $14,329 would have been recognized in operating expenses.


The following table summarizes the activity in the lease loss accrual (in thousands) :


Lease loss accrual at September 30, 2001............................     $ 998
Less:
        Lease payments..............................................        29
        Building  utilities, maintenance............................         4
                                                                         -----
Lease loss accrual at December 31, 2001.............................     $ 965
                                                                         =====


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations of TrueTime, Inc. should be read in conjunction with the Financial Statements and Notes related thereto included elsewhere in this Form 10-Q.

GENERAL

     TrueTime designs, develops, manufactures, markets, sells and services precision time and precision frequency products that are essential components used in telecommunications, computer networking, e-commerce, aerospace and various other commercial markets. Our products use a variety of external timing references, including most importantly the Global Positioning System, or GPS, together with advanced electronic circuitry and software to provide high quality signals and precise time. We offer a wide variety of products, which can be divided into the following broad categories:

         o precise time and frequency products

         o computer plug-in cards with precise timing capabilities

         o computer network time servers

         o time code products

         o time displays

     TrueTime, Inc. began trading on the Nasdaq National Market on December 17, 1999, under the symbol "TRUE".

RESULTS OF OPERATIONS

     The following table sets forth for the three months ended December 31, 2000 and 2001, the percentage of income statement items to total sales:

                                                  Three Months Ended
                                                     December 31,
                                                  2000          2001
                                                 ------        ------
Sales .....................................        100.0%       100.0%
Cost of sales .............................         48.6         59.0
Gross profit ..............................         51.4         41.0
Operating expenses:
    Selling, general and administrative ...         37.0         39.5
    Research and development ..............         16.1         22.2
        Total operating expenses ..........         53.1         61.7
Loss from operations ......................         (1.7)       (20.7)
Interest income ...........................          2.2          1.1
Interest expense ..........................           --           .3
Income (loss) before income taxes .........          0.5        (19.9)
Income taxes ..............................          0.2         (7.7)
Net income (loss) .........................          0.3%       (12.2)%


Three Months Ended December 31, 2001 compared to Three Months Ended December 31, 2000


     Sales. Sales for the quarter ended December 31, 2001 were $3.9 million, a decrease of $1.0 million, or 20.4%, from $4.9 million for the quarter ended December 31, 2000. TrueTime has emphasized entering the computer networking and telecommunications markets as part of its strategy. These markets have experienced economic slowdowns, and in turn, TrueTime has also experienced a slowdown with regards to order growth in these markets. While order growth in these markets has slowed, actual orders in our other markets increased by $180,000 over the comparable quarter a year ago. Lower sales were the result of Government orders received late in the quarter that were unable to be shipped. Sales to government and indirect government customers totaled 55.2% of total sales for the quarter ended December 31, 2001 compared with 42.1% for the comparable period in 2000. International shipments for the quarter ended December 31, 2001 represented 16.9% of total sales compared with 15.0% for the comparable period in 2000.


     Cost of Sales. Cost of sales for the quarter ended December 31, 2001 was $2.3 million, a decrease of $0.1 million from $2.4 million for the quarter ended December 31, 2000. Cost of sales increased as a percentage of total sales to 59% in the quarter ended December 31, 2001 from 48.6% in the quarter ended December 31, 2000. This increase is primarily related to the following:

         o increased manufacturing overhead costs due to reorganization based on business strategy ($0.2 million or 50% or total increase);

         o decreasing inventories and lower than planned sales resulted in lower production volumes and hence labor and overhead were applied to inventory at a rate lower than planned resulting in an increase in unabsorbed manufacturing overhead expense ($ 0.1 million or 25% of total increase); and

         o increase in facility costs due to the move to a larger facility in January 2001 ($0.1 million or 25% of total increase).

     Operating Expenses. Operating expenses for the quarter ended December 31, 2001 were $2.4 million, a decrease of $0.2 million , or 7.7%, from $2.6 million for the quarter ended December 31, 2000. Operating expenses increased as a percentage of total sales to 61.7% in the quarter ended December 31, 2001 from 53.1% in the quarter ended December 31, 2000. Decreases in operating expenses compared to the prior year are primarily related to lower sales commissions ($0.15 million) and decreased or deferred sales and marketing programs, due to the result of the September 11th attacks ($0.08 million). Higher facility overhead expenses of $0.05 million offset these decreases.

     Interest Income. Interest income for the quarter ended December 31, 2001 was $0.04 million, a decrease of $0.07 million from $0.11 million for the quarter ended December 31, 2000. Such decreases are the result of a decrease in cash and lower interest rates compared to the prior year.

     Interest Expense. Interest expense for the three months ended December 31, 2001 was $0.01 million. There was no interest expense in the three months ended December 31, 2000. Interest expense was the result of the Company entering into a $0.75 million sale leaseback transaction in April 2001.

     Income Taxes. Income taxes for the quarter ended December 31, 2001 were 38.7% of the loss before tax compared to 40% of income before tax for the quarter ended December 31, 2000. The taxes include federal and state income taxes and are included on an estimated basis for the current year. The decrease in the tax expense for the quarter ended December 31, 2001 is a result of the estimated impact of tax credits and other accrual adjustments.


LIQUIDITY AND SOURCES OF CAPITAL

     At December 31, 2001, our cash and cash equivalents were $7.2 million compared to $7.8 million on September 30, 2001.

     For the three month period ended December 31, 2001, operating activities used $0.5 million. Net loss for the three month period was $0.5 million. The largest contributors of cash include $0.15 million provided by a reduction in trade receivables and $0.17 million provided by the reduction of inventories. Cash used by operating activities include $0.28 million in decreased accrued expenses which included lower accrued sales commissions and lower payroll accruals due to timing of payments, $0.14 million in decreased trade payables and accrued expenses, and $0.32 million in decreased federal and state deferred taxes.

     For the three month period ended December 31, 2001, investing activities used $0.06 million, all for capital expenditures. Of this amount, $0.05 million was used for the purchase of electronic equipment and $0.01 million was used for new computer equipment and software. Anticipated capital expenditures for the next three months are $0.5 million, primarily in the area of electronic test, and computer hardware and software.

     For the three month period ended December 31, 2001, financing activities used $0.04 million. The decrease was the result of the principal payments on the sale leaseback transaction made in fiscal 2001.


RECENT ACCOUNTING PRONOUNCEMENTS

     On June 29, 2001, the Financial Accounting Standards Board (FASB or the "Board") unanimously voted in favor of issuing Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets.

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

     The Company has goodwill for which amortization has been recorded against in prior periods. Amortization of goodwill per quarter is $6,444; amortization of goodwill for the year would be $25,776. Under the current guidelines, the Company will adopt the provisions of SFAS on October 1, 2002. The Company will likely have a write-down of goodwill upon adoption of SFAS 142. At this time the actual write-down amount is unknown. Currently, goodwill is carried at $758,556, the net book value.

     On October 3, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early application is encouraged.

This statement supercedes:

     - SFAS 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of"; and
     - APB 30 - "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business".

     SFAS 144 sets forth that if the expected undiscounted cash flows from an asset are insufficient to recover its carrying cost and if the carrying cost exceeds its estimated market value, then an impairment must be recognized.

     SFAS 144 also develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addressing the principal implementation issues.

     SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction.


FORWARD LOOKING STATEMENTS

     Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included herein, including statements regarding potential future products and markets, the Company's future financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. We can give no assurance that such expectations will prove to have been correct. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results performance or achievements to differ materially from the Company's expectations are disclosed below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001 filed with the Securities and Exchange Commission, under the headings "Forward Looking Statements" and "Risk Factors" and elsewhere. Further, all written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

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

     OUR TRADE SECRETS, TRADEMARKS AND PATENTS MAY NOT BE ADEQUATE OR ENFORCEABLE AND OTHERS MAY USE OUR PROPRIETARY TECHNOLOGY.

     Historically, we have not generally filed patents to protect our intellectual property. While we believe our intellectual property is adequately protected by our confidential trade-secret protection plans and programs, we cannot be sure that our competitors will be prevented from gaining access to our proprietary and confidential technologies. Furthermore, although we have applied for a patent related to a computer network timing product, we can offer no assurances that a patent will be issued for this patent application or other future applications and, if issued, that any patent will be enforceable. If the protection of our intellectual property proves to be inadequate or unenforceable, others may use our proprietary developments without compensation to us and in competition against us.

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

     Our defense, military and aerospace based business depends largely on U.S. government expenditures, whether directly with us or indirectly with our customers who contract with the U.S. government. Sales to U.S. government units and indirect government customers have accounted for approximately 28%, 36% and 53% of our annual revenues for fiscal years ended 1999, 2000 and 2001, respectively. There can be no assurances as to whether future governmental spending will adequately support our business in those areas, and substantial decreases in government spending or loss of U.S. governmental customers could materially and adversely affect our operations.

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

     CARRYING VALUES OF INTANGIBLE ASSETS MAY BE SUBJECT TO PERIODIC WRITE-DOWN, ADVERSELY AFFECTING OUR OPERATIONS.

     Goodwill and other intangible assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount may not be recoverable. If the carrying value of our intangible assets exceeds the expected undiscounted future cash flows, a loss would be recognized to the extent the carrying amount of assets exceeds their fair values. This loss may negatively impact our results of operation. While the Company would not experience a loss under current accounting standards, the Company believes it could experience a loss under adoption of SFAS 142.



ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to market risks related to changes in interest rates in the future. The unused proceeds from our Initial Public Offering are invested in short-term financial instruments, the value of which is subject to interest rate risk and could fall if interest rates rise. These short-term instruments are in low-yield, high quality investments. The decline in interest rates during the quarter ended December 31, 2001 resulted in a decrease in interest income on these investments of approximately $20,000 for the quarter. Additionally, while we have no plans for future borrowings, any future borrowings will likely have a variable rate component that will fluctuate as interest rates change. If market interest rates were to increase immediately and uniformly by 10%, there would not be a material effect on the results of operations or on our balance sheet.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Company commenced the Initial Public Offering (the "Offering") of its common stock on December 16, 1999 pursuant to a Registration Statement on Form S-1 (Registration No. 333-90269), which was declared effective by the Securities and Exchange Commission on December 16, 1999. The Offering was terminated upon the sale of all of the securities covered by such Registration Statement. The Company has used approximately $8,508,909 of the initial net proceeds of $8,642,667 from the offering for day to day working capital requirements and capital improvements. As of December 31, 2001, the Company had invested unused net proceeds of the Offering in the amount of approximately $133,758 in short-term money market investments.


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




                               By:              /s/ JOHN E. DUTIL
                                  ----------------------------------------------
                                                   John E. Dutil
                                             Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Date: February 13, 2002