Form 10-Q
period 2002-03-31
TRUETIME INC
filed 2002-05-17
CIK 1097984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                  --------------------------------------------



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

   There were 5,950,000 shares of the Registrant's Common Stock outstanding as of the close of business on May 8, 2002.

================================================================================

                                 TRUETIME, INC.

                                                                                      PAGE
                                                                                     NUMBER
                                                                                     ------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements and Notes                                               3

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                        9

   Item 3.  Quantitative and Qualitative Disclosure about Market Risk                   19


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                           20

   Item 2.  Changes in Securities and Use of Proceeds                                   20

   Item 3.  Defaults Upon Senior Securities                                             20

   Item 4.  Submission of Matters to a Vote of Security Holders                         20

   Item 5.  Other Information                                                           20

   Item 6.  Exhibits and Reports on Form 8-K                                            20

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS AND NOTES

                                 TrueTime, Inc.
                                 BALANCE SHEETS
                (in thousands except share and per share amounts)

                                                                                 September 30, 2001   March 31, 2002
                                                                                                         (unaudited)
ASSETS
        Current assets:
                   Cash and cash equivalents.....................................       $ 7,809           $ 6,854
                   Trade accounts receivable, net of allowance of $49 and $40 ...         3,450             3,216
                   Inventories ..................................................         5,396             4,733
                   Prepaid expenses and other assets ............................           569               638
                   Income taxes receivable ......................................           635               438
                   Deferred income tax...........................................         1,252             1,765
                                                                                        -------           -------
                     Total current assets........................................        19,111            17,644

        Property and equipment, net..............................................         4,094             3,851
        Prepaid expenses, non-current............................................            53                --
        Goodwill, net of accumulated amortization of $266 and $279...............           765               752
                                                                                        -------           -------
                             Total assets........................................       $24,023           $22,247
                                                                                        =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
                    Trade accounts payable.......................................       $   724           $   616
                    Accrued expenses.............................................         1,165               948
                    Capital lease, current.......................................           172               179
                    Deferred revenue.............................................           122                84
                    Lease loss accrual...........................................           578               693
                                                                                        -------           -------
                      Total current liabilities..................................         2,761             2,520

          Non-Current liabilities:
                    Deferred income taxes........................................           105                 2
                    Capital lease................................................           512               421
                    Deferred revenue.............................................            66               126
                    Lease loss accrual...........................................           421                98
                                                                                        -------           -------
                      Total liabilities..........................................         3,865             3,167
                                                                                        -------           -------

          Commitments and contingencies

          Stockholders' equity:
                    Preferred stock, $.01 par value, 1,000,000 shares
                    authorized, no shares issued and outstanding.................            --                --
                    Common stock, $.01 par value, 20,000,000 authorized;
                    5,950,000 shares issued and outstanding......................            60                60
                    Additional paid-in capital...................................        12,907            12,912
                    Additional paid-in capital - warrants........................           455               455
                    Retained earnings............................................         6,736             5,653
                                                                                        -------           -------
                      Total stockholders' equity.................................        20,158            19,230
                                                                                        -------           -------
                             Total liabilities and stockholders' equity..........       $24,023           $22,247
                                                                                        =======           =======

    The accompanying notes are an integral part of the financial statements.

                                 TrueTime, Inc.
                            STATEMENTS OF OPERATIONS
                (in thousands except share and per share amounts)
                                   (unaudited)


                                                                       Three months ended              Six months ended
                                                                March 31, 2001   March 31, 2002   March 31, 2001   March 31, 2002

Net sales ...................................................     $     4,561      $     4,406     $     9,504      $     8,302

Cost of sales ...............................................           2,440            2,613           4,840            4,910
                                                                  -----------      -----------     -----------      -----------

Gross profit ................................................           2,121            1,793           4,664            3,392

Selling, general and administrative expenses ................           2,088            1,725           3,918            3,263
Research & development ......................................             909              841           1,704            1,706
Acquisition expenses ........................................              --              150              --              150
                                                                  -----------      -----------     -----------      -----------

Loss from operations .........................................           (876)            (923)           (958)          (1,727)

Interest income ..............................................             82               33             190               74

Interest expense..............................................             --               12              --               25
                                                                  -----------      -----------     -----------      -----------

Loss before taxes ............................................           (794)            (902)           (768)          (1,678)

Income taxes .................................................           (318)            (295)           (307)            (595)
                                                                  -----------      -----------     -----------      -----------

Net loss .....................................................    $      (476)     $      (607)    $      (461)     $    (1,083)
                                                                  ===========      ===========     ===========      ===========

Weighted average shares outstanding - Basic ..................      5,950,000        5,950,000        5,950,000        5,950,000

Basic loss per share .........................................         ($0.08)          ($0.10)          ($0.08)          ($0.18)

Diluted loss per share .......................................         ($0.08)          ($0.10)          ($0.08)          ($0.18)

    The accompanying notes are an integral part of the financial statements.

                                 TrueTime, Inc.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                 Six months ended     Six months ended
                                                                   March 31, 2001      March 31, 2002
Cash flows from operating activities:
         Net loss...................................................  $   (461)           $ (1,083)
         Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
                  Deferred income taxes.............................      (183)               (616)
                  Depreciation and amortization.....................       319                 458
                  Loss (gain) on disposal of property and
                  equipment.........................................         6                  (5)
                  Compensation expense related to options
                  granted...........................................         6                   5
                  Effects of changes in operating assets and
                  liabilities
                        Trade accounts receivables, net.............       649                 234
                        Inventories.................................        93                 663
                        Prepaid expenses and Other assets...........      (382)                (16)
                        Income taxes................................        --                 197
                        Trade accounts payable......................       (62)               (108)
                        Accrued expenses............................       (21)               (217)
                        Lease loss accrual..........................        --                (208)
                        Deferred revenue............................        72                  22
                                                                      --------            --------

         Net cash provided by (used in) operating activities........        36                (674)
                                                                      --------            --------
Cash flows from investing activities:

         Capital expenditures.......................................    (1,578)               (197)
                                                                      --------            --------

            Net cash used in investing activities...................    (1,578)               (197)
                                                                      --------            --------

Cash flows from financing activities:
         Principal payments on capital lease........................        --                 (84)
                                                                      --------            --------

            Net cash used in financing activities...................        --                 (84)
                                                                      --------            --------

Decrease in cash and cash equivalents................................   (1,542)               (955)

Cash and cash equivalents, beginning of period.......................    7,884               7,809
                                                                      --------            --------
Cash and cash equivalents, end of period............................. $  6,342            $  6,854
                                                                      ========            ========


    The accompanying notes are an integral part of the financial statements.

TRUETIME, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

The balance sheet of TrueTime, Inc. at September 30, 2001 has been derived from the Company's audited financial statements at that date. The balance sheet at March 31, 2002, the statements of operations for the three months and six months ended March 31, 2001 and 2002, and the statements of cash flows for the six months ended March 31, 2001 and 2002 have been prepared by the Company, unaudited. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows have been made. The results of operations for the three months and six months ended March 31, 2001 and 2002 are not necessarily indicative of the operating results for a full year or for future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

Certain prior year amounts have been reclassified to conform to the 2002 financial statement presentation. The reclassifications have no impact on previously reported 2001 net loss, total cash flows or stockholders' equity.


2. LOSS PER COMMON SHARE

The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of losses per share:


                                 TrueTime, Inc.
                              LOSS PER COMMON SHARE

                                                              Three months                       Six months
                                                      March 31, 2001   March 31, 2002   March 31, 2001   March 31, 2002

    Net loss available to common stockholders (in
    thousands).......................................   $    (476)        $    (607)      $    (461)       $  (1,083)
                                                        =========         =========       =========        =========

    Weighted average common shares outstanding.......   5,950,000         5,950,000       5,950,000        5,950,000
    Weighted average common share equivalents
    Outstanding*.....................................         281               250             255               84
                                                        ---------         ---------       ---------        ---------
    Weighted average common shares and common
    share equivalents outstanding....................   5,950,281         5,950,250       5,950,255        5,950,084
                                                        =========         =========       =========        =========

    Basic loss per common share......................   $   (0.08)        $   (0.10)      $   (0.08)       $   (0.18)
                                                        =========         =========       =========        =========

    Diluted loss per common share....................   $   (0.08)        $   (0.10)      $   (0.08)       $   (0.18)
                                                        =========         =========       =========        =========

* Due to their anti-dilutive effect, additional warrants and options totaling 1,037,150 and 1,121,400 shares equivalent for the three and six months ended March 31, 2001 and 2002, respectively, are excluded from the calculation above.

3. INVENTORIES

Inventories consisted of the following (in thousands), net of reserves of $805 at September 30, 2001 and $307 at March 31, 2002:

                                           September 30, 2001    March 31, 2002
Finished goods..........................               $  820           $   707
Work in process.........................                  737               594
Raw material............................                3,839             3,432
                                                       ------            ------
                                                       $5,396           $ 4,733
                                                       ======           =======

4. RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations and Goodwill and Other Intangible Assets

On June 29, 2001, the Financial Accounting Standards Board (FASB) announced the issuance of Statement of Financial Accounting Standards SFAS 142, "Goodwill and Other Intangible Assets." The Company has goodwill for which amortization has been recorded against in prior periods. Amortization of goodwill per quarter is $6,444; amortization of goodwill for the year would be $25,776. Under the current guidelines, the Company will adopt the provisions of SFAS on October 1, 2002. Currently, the Company is evaluating the impact of adopting SFAS 142. Goodwill is carried at $752,112, the net book value.

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

The Company is in the process of evaluating the effect of SFAS 142 and 144 on its financial statements. The impact of adopting these standards is not known at this time.

5. RESTRUCTURING COSTS

In July 2001, the Company adopted a restructuring plan which included the abandonment and physical move from approximately 34,500 square feet of its existing leased facility at Westwind Blvd. and as a result the Company recorded a $998K lease loss accrual on September 30, 2001. The accrual represents costs recognized pursuant to EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) and SAB 100, Restructuring and Impairment Charges. The Company committed to a sufficiently detailed plan that identified significant actions to be taken and the activities that would not be continued (including the method of disposition and location of such activities). The expected date of completion of the plan was December 15, 2001; the Company completed the plan on December 13, 2001. During the three months ended March 31, 2002, leasehold expenses in the amount of $173,382, which were associated with the abandoned facility space were charged against the lease loss accrual. Approximately $93,765 and $112,994 of this charge would have been recognized in cost of goods sold and $79,617 and $93,946 would have been recognized in operating expenses for the three months and six months ended March 31, 2002, respectively.

The following table summarizes the activity in the lease loss accrual (in thousands):

         Lease loss accrual at September 30, 2001..............................................     $ 998
         Less:
               Lease payments .................................................................       186
               Building utilities, maintenance ................................................        21
                                                                                                    -----
         Lease loss accrual at March 31, 2002..................................................     $ 791
                                                                                                    =====

6. ACCOUNTING FOR INCOME TAXES

The difference between the effective tax rate reflected in the total provision for income taxes and the statutory federal rate of 34% relate primarily to permanent differences, limitations on state net operating loss carryforwards, tax credits and other adjustments.

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax liabilities and assets were as follows:


                                                                             (IN '000's)
                                                                             -----------
                                                                       3/31/02       9/30/01
                                                                       -------       -------
Deferred income tax assets (current liabilities):
  Allowance for doubtful accounts..............................         $   18        $   21
  Accrued product warranty.....................................             15            16
  Inventories..................................................            151           381
  Accrued compensated absences.................................             99           102
  NOL carryforward.............................................          1,369           439
  Lease loss accrual...........................................            339           428
  Other........................................................           (226)         (135)
                                                                        ------        ------
                                                                         1,765         1,252
Deferred income tax liability:
    Other......................................................             (2)         (105)
                                                                        ------        ------
          Net deferred income tax asset........................         $1,763        $1,147
                                                                        ======        ======

At March 31, 2002, the Company had available net operating loss (NOL) carryforwards of approximately $3.4 million and $2.6 million for federal and state income tax purposes, respectively, expiring beginning in 2020 (federal) and 2010 (state). Under the liability method, a valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards or the possibility of carrying back current Federal losses to prior profitable years, if such carryback is available under our tax separation agreement with our then parent, OYO Corporation U.S.A. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced, and such reductions could be material.

7. OTHER EVENTS

On March 27, 2002, the Company publicly announced that it had entered into a definitive merger agreement with Symmetricom, Inc. ("Symmetricom") pursuant to which Symmetricom will exchange 2.6 million shares of Symmetricom common stock and $5 million in cash, subject to certain possible downward adjustments relating to costs associated with the transaction, for all the outstanding shares of TrueTime. The Company will become a wholly owned subsidiary of Symmetricom. The consummation of the merger is subject to customary conditions, including approval of the stockholders of the Company. The proposed merger will be a taxable transaction. Fees in the amount of $.15 million related to the merger were expensed during the three months ended March 31, 2002.

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

- computer network time servers

- time code products

- time displays

     TrueTime, Inc. began trading on the Nasdaq National Market on December 17, 1999, under the symbol "TRUE".

CRITICAL ACCOUNTING POLICIES

     TrueTime's discussion and analysis of its financial condition and results of operations are based upon TrueTime's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates that affect the reported amounts of assets, liabilities, revenues and expenses. TrueTime evaluates its estimates on an on-going basis, including estimates for bad debts, inventories and warranties. TrueTime bases its estimates on historical experience and on various other actual information and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. TrueTime believes the following critical accounting policies affect its more significant estimates used in the preparations of its financial statements.

     Inventory. TrueTime writes down its inventory for obsolete or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value. These write-downs are based on assumptions about future demand and market conditions. If actual market conditions change from those projected by management, additional inventory write-downs may be required

     Lease Related Impairment Loss. As discussed in Note 5 of TrueTime's condensed financial statements, in the fourth quarter of 2001 we recorded a significant restructuring charge in connection with our abandonment of an operating lease as part of a program to restructure our operations and related facilities. Lease abandonment costs were estimated to include the impairment of leasehold improvements and remaining lease liabilities and brokerage fees, offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions about the time period required to locate and contract with suitable sub-lessees as well as the sublease rates that can be achieved, as determined by using market trend information provided by a commercial real estate brokerage we retained. We review these estimates each reporting period; to the extent that these assumptions change due to market conditions, the ultimate restructuring expenses for abandonment of this facility could vary by material amounts.

     Bad Debts. TrueTime records allowances for doubtful accounts for estimated losses resulting from the inability to collect on certain customer accounts. We analyze specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Changes in the above factors can have a material impact on actual bad debts incurred. If the financial condition of TrueTime's customers deteriorated, resulting in their inability to make further payments on their accounts, additional allowances may be required.

     Accounting for Income Taxes. In conjunction with preparing our condensed financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our condensed balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. On March 31, 2002, we had deferred tax assets of $1.8 million and deferred tax liabilities of $.002 million. A discussion of our income tax provision and the components of our deferred tax assets and liabilities can be found in Note 6 to our condensed financial statements.

     Warranties. TrueTime records a provision for the estimated cost of product warranties at the time the revenue is recognized. Although TrueTime engages in product quality programs and processes and is ISO Certified, TrueTime's product warranty obligation can be affected by failure rates, material usage and service delivery costs incurred in correcting a product failure. Should product failure rates change, revisions to the estimated warranty liability would be required.

     Long lived Assets. TrueTime is required to regularly review all of it's long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected undiscounted cash flow method. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term as well as the underlying forecasts of expected future revenue and expense. We have not recorded significant impairment charges for goodwill and intangible assets in the past. However, to the extent that events or circumstances cause our assumptions to change, we may be required to record a charge which could be material.

RESULTS OF OPERATIONS

   The following table sets forth for the three months and six months ended March 31, 2001 and 2002, the percentage of income statement items to total sales:

                                       Three Months Ended         Six Months Ended
                                            March 31,                 March 31,
                                       2001          2002         2001         2002
                                       ----          ----         ----         ----
  Sales............................   100.0%        100.0%       100.0%       100.0%
  Cost of sales....................    53.5          59.3         50.9         59.1
  Gross profit.....................    46.5          40.7         49.1         40.9
  Operating expenses:
      Selling, general and
        administrative.............    45.8          39.1         41.3         39.3
      Research and development.....    19.9          19.1         17.9         20.5
      Acquisition expenses.........      --           3.4           --          1.8
        Total operating expenses...    65.7          61.6         59.2         61.7
  Loss from operations.............   (19.2)        (20.9)       (10.1)       (20.8)
  Interest income .................     1.8           0.7          2.0          0.9
  Interest expense.................      --           0.3           --          0.3
  Loss before income taxes.........   (17.4)        (20.5)        (8.1)       (20.2)
  Income taxes.....................    (7.0)         (6.7)        (3.2)        (7.2)
  Net loss.........................   (10.4)%       (13.8)%       (4.9)%      (13.0)%


Three Months and Six Months Ended March 31, 2002 compared to Three Months and Six Months Ended March 31, 2001

     Sales. Sales for the quarter ended March 31, 2002 were $4.4 million, a decrease of $0.2 million, or 4.3%, from $4.6 million for the quarter ended March 31, 2001. The decrease in sales from the comparable period of the prior year is attributed to the timing of our government orders as evidenced by our increased backlog during the quarter. Sales to government and indirect government customers totaled 43.5% of total sales for the quarter ended March 31, 2002 compared with 47% for the comparable period in 2001. International shipments for the three months ended March 31, 2002, represented 20% of total sales compared with 19.9% for the comparable period in 2001.

For the six months ended March 31, 2002, sales were $8.3 million, a decrease of $1.2 million, or 12.6%, from $9.5 million for the six months ended March 31, 2001. Lower sales were the result of the timing of shipments. Actual backlog increased by $1.2 million from the period ending March 31, 2001. Sales to government and indirect government customers totaled 49% of total sales for the six months ended March 31, 2002 compared with 44.4% for the comparable period in 2001. International shipments for the six months ended March 31, 2002 represented 18.6% of total sales compared with 17.3% for the comparable period in 2001.

     Cost of Sales. Cost of sales for the three months ended March 31, 2002 was $2.6 million, an increase of $0.2 million from $2.4 million for the three months ended March 31, 2001. Cost of sales increased as a percentage of total sales to 59.3% in the three months ended March 31, 2002 from 53.5% in the three months ended March 31, 2001. This increase is primarily related to the following:

      - decreasing inventories and lower than planned sales resulted in lower production volumes and hence labor and overhead were applied to inventory at a rate lower than planned resulting in an increase in unabsorbed manufacturing overhead expense ($0.3 million or 111% of the total increase)

      - lower facility costs in manufacturing due to the abandonment of the building in December 2001 and recognition of the lease loss accrual ($0.05 million or 18% decrease) partly offset the above unfavorable impact.

Cost of sales for the six months ended March 31, 2002 was $4.9 million, an increase of $0.1 million or 2.0% from $4.8 million in the six months ended March 31, 2001. Cost of sales as a percentage of total sales increased to 59.1% of sales in the six months ended March 31, 2002 from 50.9% in the six months ended March 31, 2001. This increase is primarily related to the following:

      - decreasing inventories and lower than planned sales resulted in lower production volumes and hence labor and overhead were applied to inventory at a rate lower than planned resulting in an increase in unabsorbed manufacturing overhead expense ($0.55 million or 83% of the total increase)

      - net increase in facility costs for the six month period due to the move to a larger facility in January 2001 ($0.1 million or 25% of total increase)

     Operating Expenses. Operating expenses for the three months ended March 31, 2002 were $2.7 million, a decrease of $0.3 million, or 10.0%, from $3.0 million for the three months ended March 31, 2001. Operating expenses decreased as a percentage of total sales to 61.6% in the three months ended March 31, 2002 from 65.7% in the three months ended March 31, 2001. Decreases in operating expenses compared to the prior year are primarily related to the following:

      - lower wages and benefits due to a planned reduction in workforce ($0.18 million)

      - decreased facility costs due to the abandonment of a portion of the building in December, 2001 ($0.12 million)

      - lower administrative costs of being a public company due to increased in-house efficiencies ($.08 million)

      - Off setting these decreases were costs associated with our pending merger with a subsidiary of Symmetricom Inc. ($0.15 million)

Operating expenses for the six months ended March 31, 2002 were $5.1 million, a decrease of $0.5 million, or 8.9% from $5.6 million for the six months ended March 31, 2001. Operating expenses increased to 61.7% of sales in the six months ended March 31, 2002 from 59.2% in the six months ended March 31, 2001 due to the decrease in sales. Decreases in operating expenses compared to the same six-month period last year are primarily related to the following:

      - lower wages and benefits due to a planned reduction in workforce ($0.3 million)

      - lower sales commission due to decreased sales ($0.18 million)

      - lower administrative costs of being a public company due to increased in-house efficiencies ($0.1 million)

      - decreased facility costs due to the abandonment of a portion of the building in December, 2001 and reallocation of floor space ($0.06 million)

      - Off setting these decreases were costs associated with our pending merger with a subsidiary of Symmetricom Inc. ($0.15 million)

     Interest Income. Interest income for the three months ended March 31, 2002 was $0.03 million, a decrease of $0.05 million, or 63%, from $0.08 million for the three months ended March 31, 2001. Interest income for the six months ended March 31, 2002 was $0.07 million, a decrease of $0.12 million, or 63%, from $0.19 million for the six months ended March 31, 2001. Such decreases are the result of lower interest rates and a decrease in cash from the same periods in the prior year.

     Interest Expense. Interest expense for the three months and six months ended March 31, 2002 was $0.01 million and $0.02 million, respectively. There was no interest expense in the three months and six months ended March 31, 2001. Interest expense was the result of the Company entering into a $0.75 million sale leaseback transaction in April 2001.

     Income Taxes. Income taxes for the three months ended March 31, 2002 were 32.7% of the loss before tax compared to 40% of the loss before tax for the three months ended March 31, 2001. Income taxes for the six months ended March 31, 2002 were 35.5% of the loss before tax compared to 40% of the loss before tax for the six months ended March 31, 2001. The taxes include federal and state income taxes and are included on an estimated basis for the current year. The decrease in the tax benefit for the quarter ended March 31, 2002 is a result of the estimated impact of tax credits, limitation on state net operating loss carryforwards, permanent differences, and other adjustments.

On March 31, 2002, TrueTime has a net deferred tax asset of $1.7 million. The ultimate realization of this net deferred tax asset depends on our ability to generate sufficient taxable income in the future. We continue to review the recoverability of the net tax deferred asset in light of our recent unprofitable quarters. Prior to the second quarter of fiscal 2001, TrueTime had consistently generated profits on both a quarterly and annual basis for a number of years. Losses incurred in recent quarters were due in part to approximately $1.1 million of costs related primarily to a facility lease impairment charge recorded in fiscal 2001 which we do not expect to occur in the future. Based on our current outlook, we believe that TrueTime will return to profitability in the second half of fiscal 2002 and going forward into fiscal 2003 and beyond and, accordingly, that it is more likely than not that future operations will generate sufficient taxable income to realize the net deferred tax asset. No valuation allowance has been recorded against the net deferred tax asset at March 31, 2002. If at the end of our third quarter of fiscal 2002, our outlook for profitability does not continue to be as favorable as it now is, it is likely that we will reduce our net deferred tax asset through a charge to income tax expense (reducing our stockholders' equity), and such charge could be material.

Currently, future pretax net income required to realize our net deferred tax asset approximates $4.2 million in total during the net operating loss carryforward period. Historically, our pretax net income has not materially differed from our taxable income. Our effective tax rate has historically approximated 40%, with reductions in recent quarters due to limitations in utilization of state net operating losses and permanent differences. The components of our net deferred tax asset are included in note 6 to the condensed financial statements.

The future increase in profitability necessary to realize the net deferred tax asset will be generated through a combination of increased sales and gross margin, and a reduction of other operating costs. We have been investing in a broad program to replace approximately 50% of our exiting products, which serve our existing markets, with products that are significantly less expensive to produce as evidenced by current quotations from our contract manufacturers. These new products account for 80% of our anticipated near term revenue. We believe these new products will favorably impact our gross margins. To effect these changes, we have made key changes and investments in senior management in the production, engineering and sales departments. In addition, we are introducing new products into market sub-sectors that are new to TrueTime. These new market sub-segments are growing faster then our traditional market segments. We also concentrated on significantly reducing our overhead structure including three separate reductions in our work force and a restructuring of our leased facilities. As a result of these changes, our current annualized cost structure reflects a sizable decrease over last year's overhead. These factors combine to give us confidence in our ability to generate future profitability at levels sufficient to realize our net deferred tax asset.

TrueTime management is also currently reviewing any possible opportunities to carry our Federal net operating losses back to profitable years as a result of recent changes in the tax law. Prior to December 1999, TrueTime was included as a part of the consolidated tax return of our then parent, OYO Corporation U.S.A.("OYO"). We have exhausted all carrybacks available to TrueTime subsequent to its separation for tax reporting purposes from OYO. We are reviewing the tax separation agreement with OYO management with regard to whether we can extend carrybacks to tax periods prior to December 1999; our ability to carryback further amounts and to recover some of our current Federal net operating losses through this means is not determinable at this time.

At March 31, 2002, TrueTime had available net operating loss (NOL) carryforwards of approximately $3.4 million and $2.6 million for federal and state income tax purposes, respectively, expiring as follows:

               Federal          State
2010                           $1.3 m

2011                            1.3 m

2020           $1.3 m

2021           $2.1 m

LIQUIDITY AND SOURCES OF CAPITAL

     At March 31, 2002, our cash and cash equivalents were $6.9 million compared to $7.8 million on September 30, 2001.

     For the six month period ended March 31, 2002, operating activities used $0.7 million. Net loss for the six month period was $1.1 million. Cash used by operating activities include $0.22 million in decreased accrued expenses which included lower accrued sales commissions and lower payroll accruals due to timing of payments, $0.21 million in decreased lease loss accrual, and $0.62 million in decreased federal and state deferred taxes. The largest contributors of cash include $0.66 million provided by a reduction in inventories and $0.23 million provided by the reduction of trade receivables.

     For the six month period ended March 31, 2002, investing activities used $0.20 million, all for capital expenditures. Of this amount, $0.11 million was used for the purchase of electronic equipment and $0.09 million was used for new computer equipment and software. Anticipated capital expenditures for the next three months are $0.3 million, primarily in the area of electronic test.

     For the six month period ended March 31, 2002, financing activities used $0.08 million. The decrease was the result of the principal payments on the sale leaseback transaction made in fiscal 2001.

MERGERS AND ACQUISITIONS

     On March 27, 2002, TrueTime, Inc. ("TrueTime") publicly announced that it had entered into a definitive merger agreement with Symmetricom, Inc. ("Symmetricom") pursuant to which Symmetricom will exchange 2.6 million shares of Symmetricom common stock and $5 million in cash, subject to certain possible downward adjustments relating to costs associated with the transaction, for all the outstanding shares of the TrueTime. TrueTime will become a wholly owned subsidiary of Symmetricom. The consummation of the merger is subject to customary conditions, including approval of the stockholders of both companies. The proposed merger will be a taxable transaction. Consummation of the merger is expected to take place in the fourth quarter of fiscal year 2002.

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

     The Company has goodwill for which amortization has been recorded against in prior periods. Amortization of goodwill per quarter is $6,444; amortization of goodwill for the year would be $25,776. Under the current guidelines, the Company will adopt the provisions of SFAS on October 1, 2002. At this time the Company's management is evaluating the impact of adopting SFAS 142. The impact of adopting this standard is not known at this time. Currently, goodwill is carried at $752,112, the net book value.

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

     SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. At this time the Company's management is evaluating the impact of adopting SFAS 144. The impact of adopting this standard is not known at this time.

FORWARD LOOKING STATEMENTS

     Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included herein, including statements regarding potential future products and markets, the Company's future financial position, business strategy and other plans, objectives for future operations, and assessments of our ability to realize in the future our tax deferred assets are forward-looking statements. We can give no assurance that such expectations will prove to have been correct. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results performance or achievements to differ materially from the Company's expectations are disclosed below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001 filed with the Securities and Exchange Commission, under the headings "Forward Looking Statements" and "Risk Factors" and elsewhere. Further, all written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

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

     CARRYING VALUES OF INTANGIBLE ASSETS MAY BE SUBJECT TO PERIODIC WRITE-DOWN, ADVERSELY AFFECTING OUR OPERATIONS.

     Goodwill and other intangible assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount may not be recoverable. If the carrying value of our intangible assets exceeds the expected undiscounted future cash flows, a loss would be recognized to the extent the carrying amount of assets exceeds their fair values. This loss may negatively impact our results of operation. While the Company would not experience a loss under current accounting standards, the Company may experience an impairment write down upon the adoption of SFAS 142.

     CARRYING OF DEFERRED TAX ASSETS MAY BE SUBJECT TO WRITE DOWN ADVERSELY AFFECTING OUR NET PROFITS.

     TrueTime carries net deferred tax assets on its books, including net operating loss carryforwards. Realization of these assets is dependent upon TrueTime's ability to generate future taxable income. If in the future, we were to conclude that we will not likely be able to generate such income or any portion thereof, we will be required to record a valuation allowance against the net deferred tax asset. Any such charge could have a significant negative impact on TrueTime's net income.

     FAILURE TO CONSUMMATE THIS PENDING MERGER WITH A SUBSIDIARY OF SYMMETRICOM INC. COULD HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

     In the event that our pending merger is not consummated, TrueTime's stock would uncouple from the exchange ratio established in the definitive agreement. This uncoupling would most likely negatively impact the Company's current market valuation.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to market risks related to changes in interest rates in the future. Our cash is invested in short-term financial instruments, the value of which is subject to interest rate risk and could fall if interest rates rise. These short-term instruments are in low-yield, high quality investments. The decline in interest rates during the past year resulted in a decrease in interest income on these investments of approximately $20,000 and $40,000 for the three months and six months ended March 31, 2002, respectively. Additionally, while we have no plans for future borrowings, any future borrowings will likely have a variable rate component that will fluctuate as interest rates change. If market interest rates were to increase immediately and uniformly by 10%, there would not be a material effect on the results of operations or on our balance sheet.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Company commenced the Initial Public Offering (the "Offering") of its common stock on December 16, 1999 pursuant to a Registration Statement on Form S-1 (Registration No. 333-90269), which was declared effective by the Securities and Exchange Commission on December 16, 1999. The Offering was terminated upon the sale of all of the securities covered by such Registration Statement. As of March 31, 2002, the Company had used all of the initial net proceeds of $8,642,667 from the offering for day to day working capital requirements and capital improvements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On March 1, 2002, we held our Annual Meeting of Stockholders (the "Meeting"). At the Meeting, our stockholders approved the election of Elizabeth
A. Withers and Charles H. Still as directors, each holding office until the 2005 Annual Meeting of stockholders or until his successor is duly elected and qualified. The directors whose term of office continued after the Meeting are Satoru Ohya, Katsuhiko Kobayashi, Charles J. Abbe and Haresh C. Shah.

The directors were so elected with the following votes:

                                   For               Withheld
                                   ---               --------
      Elizabeth A. Withers      5,293,415             134,635
      Charles H. Still          5,293,415             134,635

The total voted shares represented in person or by proxy was 5,428,050.


ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits filed with this Quarterly Report.

  EXHIBIT
  NUMBER                       DESCRIPTION OF DOCUMENTS
  -------                      ------------------------
      2.1    Agreement and Plan of Merger (incorporated by reference to
             Exhibit 2.1 of the Registrant's Current Report on Form 8-K
             (Reg. No. 000-28473).

     99.1    Press Release (incorporated by reference to Exhibit 99.1 of the
             Registrant's Current Report on Form 8-K (Reg. No. 000-28473).

(b)  Reports on Form 8-K.

     On April 1, 2002, a Current Report on Form 8-K was filed reporting under
Item 5, Other Events, that the Company had entered into a definitive merger agreement with Symmetricom, Inc. ("Symmetricom") pursuant to which Symmetricom will exchange 2.6 million shares of Symmetricom common stock and $5 million in cash, subject to certain possible downward adjustments relating to costs associated with the transaction, for all of the outstanding shares of TrueTime. The merger agreement and the press release dated March 27, 2002 related to the announcement of the merger were filed as Exhibits under Item 7 of this Form 8-K.


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

Date: May 16, 2002