Form 10-Q/A
period 2002-03-31
TRUETIME INC
filed 2002-05-23
CIK 1097984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q
                                 ON FORM 10-Q/A

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

          The undersigned registrant hereby amends Part I, Item 1 of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 as set forth below to correct an inadvertent and immaterial error in the amount of the Total Stockholders' Equity line item included in the registrant's balance sheet as of March 31, 2002.

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS AND NOTES

                                 TrueTime, Inc.
                                 BALANCE SHEETS
                (in thousands except share and per share amounts)

                                                                                 September 30, 2001   March 31, 2002
                                                                                                         (unaudited)
ASSETS
        Current assets:
                   Cash and cash equivalents.....................................       $ 7,809           $ 6,854
                   Trade accounts receivable, net of allowance of $49 and $40 ...         3,450             3,216
                   Inventories ..................................................         5,396             4,733
                   Prepaid expenses and other assets ............................           569               638
                   Income taxes receivable ......................................           635               438
                   Deferred income tax...........................................         1,252             1,765
                                                                                        -------           -------
                     Total current assets........................................        19,111            17,644

        Property and equipment, net..............................................         4,094             3,851
        Prepaid expenses, non-current............................................            53                --
        Goodwill, net of accumulated amortization of $266 and $279...............           765               752
                                                                                        -------           -------
                             Total assets........................................       $24,023           $22,247
                                                                                        =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
                    Trade accounts payable.......................................       $   724           $   616
                    Accrued expenses.............................................         1,165               948
                    Capital lease, current.......................................           172               179
                    Deferred revenue.............................................           122                84
                    Lease loss accrual...........................................           578               693
                                                                                        -------           -------
                      Total current liabilities..................................         2,761             2,520

          Non-Current liabilities:
                    Deferred income taxes........................................           105                 2
                    Capital lease................................................           512               421
                    Deferred revenue.............................................            66               126
                    Lease loss accrual...........................................           421                98
                                                                                        -------           -------
                      Total liabilities..........................................         3,865             3,167
                                                                                        -------           -------

          Commitments and contingencies

          Stockholders' equity:
                    Preferred stock, $.01 par value, 1,000,000 shares
                    authorized, no shares issued and outstanding.................            --                --
                    Common stock, $.01 par value, 20,000,000 authorized;
                    5,950,000 shares issued and outstanding......................            60                60
                    Additional paid-in capital...................................        12,907            12,912
                    Additional paid-in capital - warrants........................           455               455
                    Retained earnings............................................         6,736             5,653
                                                                                        -------           -------
                      Total stockholders' equity.................................        20,158            19,080
                                                                                        -------           -------
                             Total liabilities and stockholders' equity..........       $24,023           $22,247
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

Date: May 22, 2002