Form 10-Q
period 2002-06-30
TRUETIME INC
filed 2002-08-14
CIK 1097984

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-28473

TRUETIME, INC.

DELAWARE (State of Incorporation)	94-3343279 (I.R.S. Employer Identification No.)

3750 Westwind Blvd.

SANTA ROSA, CALIFORNIA 95403

(707) 528-1230

(Address of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [   ]

     There were 5,950,000 shares of the Registrant’s Common Stock outstanding as of the close of business on August 12, 2002.

TRUETIME, INC.

		PAGE
		NUMBER

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements and Notes	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits and Reports on Form 8-K	21

PART I: FINANCIAL
INFORMATION

     ITEM 1: Financial Statements and Notes

TrueTime, Inc.
BALANCE SHEETS
(in thousands except share and per share amounts)

	September 30, 2001	June 30, 2002
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,809	$6,702
Trade accounts receivable, net of allowance of $49 and $7	3,450	3,495
Inventories	5,396	4,623
Prepaid expenses and other assets	569	532
Income taxes receivable	635	438
Deferred income tax	1,252	—

Total current assets	19,111	15,790
Property and equipment, net	4,094	3,781
Prepaid expenses, non-current	53	—
Goodwill, net of accumulated amortization of $266 and $286	765	745

Total assets	$24,023	$20,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$724	$888
Accrued expenses	1,165	871
Capital lease, current	172	182
Deferred revenue	122	118
Lease loss accrual	578	618

Total current liabilities	2,761	2,677
Non-Current liabilities:
Deferred income taxes	105	—
Capital lease	512	374
Deferred revenue	66	106
Lease loss accrual	421	—

Total liabilities	3,865	3,157

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized , no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 authorized; 5,950,000 shares issued and outstanding	60	60
Additional paid-in capital	12,907	12,912
Additional paid-in capital — warrants	455	455
Retained earnings	6,736	3,732

Total stockholders’ equity	20,158	17,159

Total liabilities and stockholders’ equity	$24,023	$20,316

The accompanying notes are an integral part of the financial statements.

TrueTime, Inc.
STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)
(unaudited)

	Three months ended		Nine months ended

	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002

Net sales	$4,531	$5,793	$14,034	$14,095
Cost of sales	2,760	3,145	7,599	8,055

Gross profit	1,771	2,648	6,435	6,040
Selling, general and administrative expenses	1,870	1,691	5,788	4,954
Research & development	907	956	2,611	2,663
Acquisition expenses	—	175	—	325

Loss from operations	(1,006)	(174)	(1,964)	(1,902)
Interest income	69	28	259	102
Interest expense	10	12	10	36

Loss before taxes	(947)	(158)	(1,715)	(1,836)
Income taxes (Benefit)	(422)	1,763	(729)	1,168

Net loss	$(525)	($1,921)	$(986)	($3,004)

Weighted average shares outstanding — Basic	5,950,000	5,950,000	5,950,000	5,950,000
Basic loss per share	($0.09)	($0.32)	($0.17)	($0.50)
Diluted loss per share	($0.09)	($0.32)	($0.17)	($0.50)

The accompanying notes are an integral part of the financial statements.

TrueTime, Inc.
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended	Nine months ended
	June 30, 2001	June 30, 2002

Cash flows from operating activities:
Net loss	$(986)	$(3,004)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	(194)	1,147
Depreciation and amortization	504	683
Loss on disposal of property and equipment	5	10
Compensation expense related to options granted	6	5
Effects of changes in operating assets and liabilities
Trade accounts receivables, net	1,507	(45)
Inventories	522	773
Prepaid expenses and other assets	(689)	90
Income taxes	—	197
Trade accounts payable	(412)	164
Accrued expenses	(245)	(294)
Lease loss accrual	—	(381)
Deferred revenue	120	36

Net cash provided by (used in) operating activities	138	(619)

Cash flows from investing activities:
Proceeds from sale of equipment	752	—
Capital expenditures	(1,774)	(360)

Net cash used in investing activities	(1,022)	(360)

Cash flows from financing activities:
Principal payments on capital lease	(27)	(128)

Net cash used in financing activities	(27)	(128)

Decrease in cash and cash equivalents	(911)	(1,107)
Cash and cash equivalents, beginning of period	7,884	7,809

Cash and cash equivalents, end of period	$6,973	$6,702

Non-cash financing activities:
Assets acquired under capital lease:	$752	$—

The accompanying notes are an integral part of the financial statements.

TRUETIME, INC. NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The balance sheet of TrueTime, Inc. at September 30, 2001 has been derived from the Company’s audited financial statements at that date. The balance sheet at June 30, 2002, the statements of operations for the three months and nine months ended June 30, 2001 and 2002, and the statements of cash flows for the nine months ended June 30, 2001 and 2002 have been prepared by the Company, unaudited. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows have been made. The results of operations for the three months and nine months ended June 30, 2001 and 2002 are not necessarily indicative of the operating results for a full year or for future operations.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

Certain prior year amounts have been reclassified to conform to the 2002 financial statement presentation. The reclassifications have no impact on previously reported 2001 net loss, total cash flows or stockholders’ equity.

2. LOSS PER COMMON SHARE

The following table summarizes the calculation of net loss and weighted average common shares and common equivalent shares outstanding for purposes of the computation of losses per share:

TrueTime, Inc.
LOSS PER COMMON SHARE

	Three months		Nine months

	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002

Net loss available to common stockholders (in thousands)	$(525)	$(1,921)	$(986)	$(3,004)

Weighted average common shares outstanding	5,950,000	5,950,000	5,950,000	5,950,000
Weighted average common share equivalents outstanding*	—	—	—	—

Weighted average common shares and common share equivalents outstanding	5,950,000	5,950,000	5,950,000	5,950,000

Basic loss per common share	$(0.09)	$(0.32)	$(0.17)	$(0.50)

Diluted loss per common share	$(0.09)	$(0.32)	$(0.17)	$(0.50)

•	Due to their anti-dilutive effect, additional warrants and options totaling 1,034,700 shares equivalent for both the three and nine months ended June 30, 2001 and additional warrants and options totaling 828,000 and 911,409 shares equivalent for the three and nine months ended June 30, 2002, respectively, are excluded from the calculation above.

3. INVENTORIES

Inventories consisted of the following (in thousands), net of reserves of $805 at September 30, 2001 and $357 at June 30, 2002:

	September 30, 2001	June 30, 2002

Finished goods	$820	$682
Work in process	737	647
Raw material	3,839	3,294

	$5,396	$4,623

4. RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations and Goodwill and Other Intangible Assets

On June 29, 2001, the Financial Accounting Standards Board (“FASB”) announced the issuance of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The Company has goodwill for which amortization has been recorded against in prior periods. Amortization of goodwill per quarter is $6,444; amortization of goodwill for the year would be $25,776. Under the current guidelines, the Company will adopt the provisions of SFAS 142 on October 1, 2002. Currently, the Company is evaluating the impact of adopting SFAS 142. Goodwill is carried at $745,668, the net book value.

Accounting for the Impairment or Disposal of Long-Lived Assets

On October 3, 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early application is encouraged.

This statement supercedes:

•	SFAS No.121 (“SFAS 121”) — “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”; and

•	Accounting Principles Board (“APB”) No. 30 — “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business”.

SFAS No.144 (“SFAS 144”) sets forth that if the expected undiscounted cash flows from an asset are insufficient to recover its carrying cost and if the carrying cost exceeds its estimated market value, then an impairment must be recognized.

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

SFAS No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002 This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”.

This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company has reviewed this pronouncement and will consider its impact on any relevant transactions.

SFAS N6. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Those costs include, but are not limited to, the following:

a.	Termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits)

b.	Costs to terminate a contract that is not a capital lease

c.	Costs to consolidate facilities or relocate employees.

This Statement does not apply to costs associated with the retirement of a long-lived asset covered by FASB Statement No. 143, “Accounting for Asset Retirement Obligations”. The impact of this pronouncement on the Company’s financial statements is not known at this time.

5. RESTRUCTURING COSTS

In July 2001, the Company adopted a restructuring plan which included the abandonment and physical move from approximately 34,500 square feet of its existing leased facility at Westwind Blvd. and as a result the Company recorded a lease loss accrual of approximately $998,000 on September 30, 2001. The accrual represents costs recognized pursuant to Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and SAB No. 100, “Restructuring and Impairment Charges”. The Company committed to a sufficiently detailed plan that identified significant actions to be taken and the activities that would not be continued (including the method of disposition and location of such activities). The expected date of completion of the plan was December 15, 2001; the Company completed the plan on December 13, 2001. During the three months ended June 30, 2002, leasehold expenses in the amount of $173,382, which were associated with the abandoned facility space were charged against the lease loss accrual. Approximately $93,765 and $206,759 of this charge would have been recognized in cost of goods sold and $79,617 and $173,563 would have been recognized in operating expenses for the three months and nine months ended June 30, 2002, respectively.

The following table summarizes the activity in the lease loss accrual (in thousands) :

Lease loss accrual at September 30, 2001	$999
Less:
Lease payments	343
Building utilities, maintenance	38

Lease loss accrual at June 30, 2002	$618

6. ACCOUNTING FOR INCOME TAXES

The difference between the effective tax rate reflected in the total provision for income taxes and the statutory federal rate of 34% relate primarily to permanent differences, limitations on state net operating loss carryforwards, tax credits, other adjustments, and recording a valuation allowance against our net deferred tax asset.

Deferred income taxes under the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax liabilities and assets were as follows:

	(in thousands)
	September 30, 2001	June 30, 2002

Deferred income tax assets (current liabilities):
Allowance for doubtful accounts	$21	$3
Accrued product warranty	16	15
Inventories	381	152
Accrued compensated absences	102	103
NOL carryforward	439	1,435
Lease loss accrual	428	264
Other	(135)	(105)

	1,252	1,867
Deferred income tax liability:
Other	(105)	(117)

Less valuation allowance	—	(1,750)
Net deferred income tax asset	$1,147	$0

At June 30, 2002, the Company had available net operating loss (NOL) carryforwards of approximately $3.5 million and $2.7 million for federal and state income tax purposes, respectively, expiring beginning in 2020 (federal) and 2010 (state). Under the liability method, a valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards or the possibility of carrying back current Federal losses to prior profitable years. While operating results have improved significantly over the previous quarter, net operating losses continued to increase this quarter as they have over the past six quarters. These growing net operating losses, coupled with the Company’s inability to meet short term projected profit levels has prompted management to record a 100% valuation allowance against its net deferred tax asset because it is more likely than not that some portion or all of this deferred tax asset will not be realized.

7. OTHER EVENTS

On March 27, 2002, the Company publicly announced that it had entered into a definitive merger agreement with Symmetricom, Inc. (“Symmetricom”) pursuant to which Symmetricom will exchange 2.6 million shares of Symmetricom common stock and $5 million in cash, subject to certain possible downward adjustments relating to costs associated with the transaction, for all the outstanding shares of TrueTime. The Company will become a wholly owned subsidiary of Symmetricom under the outline of the definitive agreement. The consummation of the merger is subject to customary conditions, including approval of the stockholders of the Company. The proposed merger will be a taxable transaction. The Company expensed fees related to the merger in the amount of $0.175 million and $0.325 million during the three months ended June 30, 2002 and nine months ended June 30, 2002, respectively.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

     TrueTime designs, develops, manufactures, markets, sells and services precision time and precision frequency products that are essential components used in telecommunications, computer networking, e-commerce, aerospace and various other commercial markets. Our products use a variety of external timing references, including most importantly the Global Positioning System, or GPS, together with advanced electronic circuitry and software to provide high quality signals and precise time. We offer a wide variety of products, which can be divided into the following broad categories:

•	precise time and frequency products

•	computer plug-in cards with precise timing capabilities

•	computer network time servers

•	time code products

•	time displays

     TrueTime, Inc. began trading on the Nasdaq National Market on December 17, 1999, under the symbol “TRUE”.

Critical Accounting Policies

     TrueTime’s discussion and analysis of its financial condition and results of operations are based upon TrueTime’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates that affect the reported amounts of assets, liabilities, revenues and expenses. TrueTime evaluates its estimates on an on-going basis, including estimates for bad debts, inventories and warranties. TrueTime bases its estimates on historical experience and on various other actual information and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. TrueTime believes the following critical accounting policies affect its more significant estimates used in the preparations of its financial statements.

     Inventory. TrueTime writes down its inventory for obsolete or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value. These write-downs are based on assumptions about future demand and market conditions. If actual market conditions change from those projected by management, additional inventory write-downs may be required

     Lease Related Impairment Loss. As discussed in Note 5 of TrueTime’s condensed financial statements, in the fourth quarter of 2001 we recorded a significant restructuring charge in connection with our abandonment of an operating lease as part of a program to restructure our operations and related facilities. Lease abandonment costs were estimated to include the impairment of leasehold improvements and remaining lease liabilities and brokerage fees, offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions about the time period required to locate and contract with suitable sub-lessees as well as the sublease rates that can be achieved, as determined by using market trend information provided by a commercial real estate brokerage we retained. We review these estimates each reporting period; to the extent that these assumptions change due to market conditions, the ultimate restructuring expenses for abandonment of this facility could vary by material amounts.

     Bad Debts. TrueTime records allowances for doubtful accounts for estimated losses resulting from the inability to collect on certain customer accounts. We analyze specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Changes in the above factors can have a material impact on actual bad debts incurred. If the financial condition of TrueTime’s customers deteriorated, resulting in their inability to make further payments on their accounts, additional allowances may be required.

Accounting for Income Taxes. In conjunction with preparing our condensed financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our condensed balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. On June 30, 2002, a 100% valuation allowance was booked against our deferred tax assets of $1.98 million and deferred tax liabilities of $0.23 million. While operating results have improved over the previous quarters, net operating losses continued to increase this quarter as they have over the past six quarters. These growing net operating losses, coupled with the Company’s inability to meet short term projected profit levels has prompted management to record a 100% valuation allowance against our net deferred tax asset because it is more likely than not that some portion or all of this deferred tax asset will not be realized. A discussion of our income tax provision and the components of our deferred tax assets and liabilities can be found in Note 6 to our condensed financial statements.

     Warranties. TrueTime records a provision for the estimated cost of product warranties at the time the revenue is recognized. Although TrueTime engages in product quality programs and processes and is ISO Certified, TrueTime’s product warranty obligation can be affected by failure rates, material usage and service delivery costs incurred in correcting a product failure. Should product failure rates change, revisions to the estimated warranty liability would be required.

     Long lived Assets. TrueTime is required to regularly review all of it’s long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected undiscounted cash flow method. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term as well as the underlying forecasts of expected future revenue and expense. We have not recorded significant impairment charges for goodwill and intangible assets in the past. However, to the extent that events or circumstances cause our assumptions to change, we may be required to record a charge which could be material.

Results of Operations

     The following table sets forth for the three months and nine months ended June 30, 2001 and 2002, the percentage of income statement items to total sales:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.9	54.3	54.1	57.1
Gross profit	39.1	45.7	45.9	42.9
Operating expenses:
Selling, general and administrative	41.3	29.2	41.2	35.1
Research and development	20.0	16.5	18.6	18.9
Acquisition expenses	—	3.0	—	2.3
Total operating expenses	61.3	48.7	59.8	56.3
Loss from operations	(22.2)	(3.0)	(14.0)	(13.5)
Interest income	1.5	0.5	1.8	0.7
Interest expense	0.2	0.2	0.1	0.3
Loss before income taxes	(20.9)	(2.7)	(12.2)	(13.0)
Income taxes	(9.3)	(30.4)	(5.2)	(8.3)
Net loss	(11.6)%	(33.2)%	(7.0)%	(21.3)%

Three Months and Nine Months Ended June 30, 2002 compared to Three Months and Nine Months Ended June 30, 2001

     Sales. Sales for the quarter ended June 30, 2002 were $5.8 million, an increase of $1.3 million, or 28.9%, from $4.5 million for the quarter ended June 30, 2001. The increase in sales from the comparable period of the prior year is attributed to the timing of our shipments to our government customer base, as well as an increase in orders as evidenced by our increased backlog during the quarter. Sales to government and indirect government customers totaled 63.5% of total sales for the quarter ended June 30, 2002 compared with 51.2% for the comparable period in 2001. International shipments for the three months ended June 30, 2002, represented 9.8% of total sales compared with 14.1% for the comparable period in 2001.

For the nine months ended June 30, 2002, sales were $14.1 million, an increase of $0.1 million, or 0.7%, from $14.0 million for the nine months ended June 30, 2001. Higher sales were the result of the timing of shipments. Actual backlog increased by $2.5 million from the period ending June 30, 2001. Sales to government and indirect government customers totaled 55% of total sales for the nine months ended June 30, 2002 compared with 47.3% for the comparable period in 2001. International shipments for the nine months ended June 30, 2002 represented 15% of total sales compared with 16.3% for the comparable period in 2001.

     Cost of Sales. Cost of sales for the three months ended June 30, 2002 was $3.1 million, an increase of $0.3 million, or 10.7%, from $2.8 million for the three months ended June 30, 2001. Cost of sales decreased as a percentage of total sales to 54.3% in the three months ended June 30, 2002 from 60.9% in the three months ended June 30, 2001. This percentage decrease is primarily related to the following:

•	increased sales over the prior year resulted in lower volume and labor variances. ($0.1 million or 33.3% of total decrease)

•	lower wages and benefits due to a planned reduction in workforce in the manufacturing and procurement areas ($0.08 million or 26.7% of decrease)

•	lower facility costs in manufacturing due to the abandonment of the 2nd floor of our building in December 2001 and recognition of the lease loss accrual ($0.06 million or 20% of decrease)

• lower outside engineering consultant costs for product modifications ($0.05 million or 16% of decrease).

Cost of sales for the nine months ended June 30, 2002 was $8.0 million, an increase of $0.4 million or 5.3% from $7.6 million in the nine months ended June 30, 2001. Cost of sales as a percentage of total sales increased to 57.1% of sales in the nine months ended June 30, 2002 from 54.1% in the nine months ended June 30, 2001. This percentage increase is primarily related to the following:

•	decreasing inventories and lower than planned sales resulted in lower production volumes, hence labor and overhead were applied to inventory at a rate lower than planned. This resulted in unabsorbed manufacturing overhead expenses ($0.65 million )

•	increase in inventory obsolescence over prior year period ($0.04 million )

•	offset by lower wages and benefit costs due to a planned reduction in force ($0.2 million )

•	offset by decrease in facility costs in manufacturing for the nine month period due abandonment of a portion of the building in December, 2001 ($0.17 million)

Operating Expenses. There was minimal change in operating expenses for the three months ended June 30, 2002 from expenses of $2.8 million for the three months ended June 30, 2001. Operating expenses decreased as a percentage of total sales to 48.7% in the three months ended June 30, 2002 from 61.3% in the three months ended June 30, 2001. Changes in the components of the total operating expense amount compared to the prior year are primarily related to the following:

•	lower wages and benefits due to a planned reduction in workforce ($0.3 million),

•	decreased facility costs due to the abandonment of a portion of the building in December, 2001 ($0.12 million) and

•	lower administrative costs of being a public company due to increased in-house efficiencies ($0.05 million),

•	Offset by costs associated with our pending merger with a subsidiary of Symmetricom Inc. ($0.175 million),

•	Increased consulting and advertising costs due to new product development ($0.25 million), and

•	higher commissions due to increased sales over the same period last year ($0.08 million).

Operating expenses for the nine months ended June 30, 2002 were $7.9 million, a decrease of $0.5 million, or 6.0% from $8.4 million for the nine months ended June 30, 2001. Operating expenses decreased to 56.3% of sales in the nine months ended June 30, 2002 from 59.8% in the nine months ended June 30, 2001. Decreases in operating expenses compared to the same nine-month period last year are primarily related to the following:

•	lower wages and benefits due to a planned reduction in workforce ($0.55 million)

•	decreased facility costs due to the abandonment of a portion of the building in December, 2001 and reallocation of floor space ($0.28 million)

•	lower administrative costs of being a public company due to increased in-house efficiencies ($0.14 million)

•	lower sales commissions for the year due to sales channel and geographic mix ($0.1 million)

•	Off setting these decreases were costs associated with our pending merger with a subsidiary of Symmetricom Inc. ($0.325 million), and

• Increased consulting and advertising costs due to new product development ($0.36 million)

     Interest Income. Interest income for the three months ended June 30, 2002 was $0.03 million, a decrease of $0.04 million, or 57.1%, from $0.07 million for the three months ended June 30, 2001. Interest income for the nine months ended June 30, 2002 was $0.10 million, a decrease of $0.16 million, or 61.5%, from $0.26 million for the nine months ended June 30, 2001. Such decreases are the result of lower interest rates and a decrease in cash from the same periods in the prior year.

     Interest Expense. Interest expense for the three months and nine months ended June 30, 2002 was $0.01 million and $0.04 million, respectively. Interest expense for the three months and nine months ended June 30, 2001 was $0.1 million. Interest expense was the result of the Company entering into a $0.75 million sale leaseback transaction in April 2001.

     Income Taxes. Income taxes for the three and nine months ended June 30, 2002 were impacted by $1.75 million, the result of booking of a 100% valuation allowance against our net deferred tax asset.. The taxes include federal and state income taxes and are included on an estimated basis for the current year.

On June 30, 2002, TrueTime has a gross deferred tax asset of $1.7 million for which a full valuation allowance has been recorded against it. The ultimate realization of this deferred tax asset depends on our ability to generate sufficient taxable income in the future. For a number of years prior to the second quarter of fiscal 2001, TrueTime had consistently generated profits on both a quarterly and annual basis. In light of our recent unprofitable quarters, we have decided to recognize a 100% allowance against this asset.

Currently, future pretax net income required to realize our net deferred tax asset approximates $4.2 million in total during the net operating loss carryforward period. Historically, our pretax net income has not materially differed from our taxable income. Our effective tax rate has historically approximated 40%, with reductions in recent quarters due to limitations in utilization of state net operating losses, tax credits, permanent differences, and the Company recording a full valuation allowance against it’s net deferred tax asset.

At June 30, 2002, TrueTime had available net operating loss (NOL) carryforwards of approximately $3.5 million and $2.7 million for federal and state income tax purposes, respectively, expiring as follows:

	Federal	State
2010		$1.3 million
2011		1.4 million
2020	$1.3 million
2021	$2.2 million

Liquidity and Sources of Capital

     At June 30, 2002, our cash and cash equivalents were $6.7 million compared to $7.8 million on September 30, 2001.

     For the nine month period ended June 30, 2002, operating activities used $0.62 million. Net loss for the nine month period was $3.0 million which includes a full valuation allowance against our net deferred tax asset of $1.75 million. Cash used by operating activities include $0.29 million in decreased accrued expenses which included lower accrued sales commissions and lower payroll accruals due to timing of payments, $0.38 million in decreased lease loss accrual. The largest contributors of cash include $0.77 million provided by a reduction in inventories, $0.20 million provided by the reduction of income taxes receivable, and $0.16 provided by decreased trade accounts payable.

     For the nine month period ended June 30, 2002, investing activities used $0.36 million, all for capital expenditures. These investments were primarily used for the purchase of electronic test equipment. Anticipated capital expenditures for the next three months are $0.15 million, primarily in the area of electronic test equipment and enterprise software.

     For the nine month period ended June 30, 2002, financing activities used $0.13 million. The decrease was the result of the principal payments on the sale leaseback transaction made in fiscal 2001.

Mergers and Acquisitions

     On March 27, 2002, we publicly announced that we had entered into a definitive merger agreement with Symmetricom, Inc. (“Symmetricom”) pursuant to which Symmetricom will exchange 2.6 million shares of Symmetricom common stock and $5 million in cash, subject to certain possible downward adjustments relating to costs associated with the transaction, for all the outstanding shares of TrueTime. TrueTime will become a wholly owned subsidiary of Symmetricom under the outline of the definitive agreement. The consummation of the merger is subject to customary conditions, including approval of the stockholders of TrueTime. The proposed merger will be a taxable transaction. Consummation of the merger is expected to take place in the latter part of the fourth quarter of fiscal year 2002 or early in the first quarter of fiscal year 2003.

Recent Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board (“FASB” or the “Board”) unanimously voted in favor of issuing Statement No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”.

     SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). SFAS 142 supercedes APB No.17, “Intangible Assets”.

     The most significant changes made by SFAS 142 are:

- Goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually.

- Goodwill will be tested at least annually at the reporting unit level.

- The amortization period of intangible assets with finite lives is no longer limited to forty years

     SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been issued previously. In all cases, the provisions of SFAS 142 should be applied at the beginning of a fiscal year. Retroactive application is not permitted.

     The Company has goodwill for which amortization has been recorded against in prior periods. Amortization of goodwill per quarter is $6,444; amortization of goodwill for the year would be $25,776. Under the current guidelines, the Company will adopt the provisions of SFAS 142 on October 1, 2002. At this time the Company’s management is evaluating the impact of adopting SFAS 142. The impact of adopting this standard is not known at this time. Currently, goodwill is carried at $745,668, the net book value.

     On October 3, 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early application is encouraged.

This statement supercedes:

•	SFAS No. 121 — “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”; and

•	APB No. 30 — “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business”.

     SFAS 144 sets forth that if the expected undiscounted cash flows from an asset are insufficient to recover its carrying cost and if the carrying cost exceeds its estimated market value, then an impairment must be recognized.

     SFAS 144 also develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addressing the principal implementation issues.

     SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. At this time the Company’s management is evaluating the impact of adopting SFAS 144. The impact of adopting this standard is not known at this time.

SFAS No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002 This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company has reviewed this pronouncement and will consider it’s impact on any relevant transactions.

SFAS N6. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Those costs include, but are not limited to, the following:

a.	Termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits)

b.	Costs to terminate a contract that is not a capital lease

c.	Costs to consolidate facilities or relocate employees.

This Statement does not apply to costs associated with the retirement of a long-lived asset covered by FASB Statement No. 143, “Accounting for Asset Retirement Obligations”. The impact of this pronouncement on the Company’s financial statements is not known at this time.

Forward Looking Statements

     Certain of the statements contained in this document and in documents incorporated by reference herein, including those made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the

Securities Exchange Act of 1934. All statements other than statements of historical fact included herein, including statements regarding potential future products and markets, the Company’s future financial position, business strategy and other plans, objectives for future operations, and assessments of our ability to realize in the future our tax deferred assets are forward-looking statements. We can give no assurance that such expectations will prove to have been correct. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results performance or achievements to differ materially from the Company’s expectations are disclosed below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001 filed with the Securities and Exchange Commission, under the headings “Forward Looking Statements” and “Risk Factors” and elsewhere. Further, all written and verbal forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

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

     Currently, Trimble Navigation Limited provides most of our GPS receivers, a key component for our older GPS-based products. In addition, Trimble has begun competing in markets similar to our own. While there can be no assurances that we can ensure continuous supply of these components, we have partially mitigated this risk by developing and integrating our own proprietary GPS receiver technology that is based upon widely available GPS chip sets. Further, this technology has been integrated into several of our newer products. If we are unable to obtain adequate supplies of Trimble’s component for any reason or to successfully integrate our own substitute technology, we will likely experience delays or reductions in production and increased expenses. Our operations will be negatively affected if we experience inadequate supplies of any key components.

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

     We face the risk of litigation alleging our infringement of other people’s intellectual property rights.

     We do not know of any instances where our products violate the intellectual property rights of others or inappropriately use their technology. However, technology-based companies are often very litigious. Therefore, we face the risk of adverse claims and litigation alleging infringement of other people’s intellectual property rights. These claims could result in costly litigation and divert management’s attention from other matters. Alternatively, these claims could practically require us to obtain licenses in order to use, manufacture, and sell certain of our products, regardless of the merits of the infringement claims, in order to maintain business levels, or we could otherwise be excluded from participation in certain markets. We cannot be certain that any necessary licenses will be available or that, if available, they can be obtained on reasonable terms acceptable to us.

     Our competitors may use their greater resources and broader product offerings to increase competition and reduce our sales and profitability.

     Many of our existing and potential competitors have substantially greater marketing, financial and technical resources than we have. In addition, some of our competitors have broader product offerings and manufacture internally certain critical components of time and frequency products. Currently, we do not have a complete offering of precise time and frequency products nor do we manufacture internally certain critical components, placing us at a disadvantage to some of our competitors. In addition, we believe that some of our competitors have obtained and maintained business that loses money — “loss leading” — in order to maintain a competitive advantage with regard to specific customers or products. If our competitors were to use such tactics in the future, we would be unable to maintain our market position without incurring a negative impact on our profitability.

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

     To be competitive in some of our markets, particularly our commercial markets, we will be required to build up inventories of certain products and services in anticipation of future orders. There can be no assurance that we will not experience problems of obsolete, excess or slow-moving inventory if we are not able to properly balance inventories against the prospect of future orders, and our operations may be adversely affected by inventory write-downs..

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

     Failure to consummate the pending merger with a subsidiary of Symmetricom Inc. could cause our stock price to decline.

     In the event that our pending merger is not consummated, TrueTime’s stock would uncouple from the exchange ratio established in the merger agreement. This uncoupling may negatively affect TrueTime’s current market valuation and stock price.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to market risks related to changes in interest rates in the future. Our cash is invested in short-term financial instruments, the value of which is subject to interest rate risk and could fall if interest rates rise. These short-term instruments are in low-yield, high quality investments. The decline in interest rates during the past year resulted in a decrease in interest income on these investments of approximately $20,000 and $80,000 for the three months and nine months ended June 30, 2002, respectively. Additionally, while we have no plans for future borrowings, any future borrowings will likely have a variable rate component that will fluctuate as interest rates change. If market interest rates were to increase immediately and uniformly by 10%, there would not be a material effect on the results of operations or on our balance sheet.

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

     None.

ITEM 3. Defaults upon Senior Securities.

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None

ITEM 5. Other Information.

     None.

ITEM 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits filed with this Quarterly Report.

Exhibit
Number	Description of Documents

2.1	First Amendment, dated as of June 26, 2002, to the Agreement and Plan of Merger by and among Symmetricom, Inc., TrueTime, Inc. and SCO-TRT Acquisition, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRUETIME, INC.

By:	/s/ Elizabeth A. Withers

Elizabeth A. Withers President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John E. Dutil

John E. Dutil Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 13, 2002

Informational Addendum to Report on Form 10-Q
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Not Filed Pursuant to the Securities Exchange Act of 1934

The undersigned Chief Executive Officer and Chief Financial Officer of TrueTime, Inc. do hereby certify as follows: Solely for the purpose of meeting the apparent requirements of Section 906 of the Sarbanes-Oxley Act of 2002, and solely to the extent this certification may be applicable to this Report on Form 10-Q, the undersigned hereby certify that this Report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in this Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of TrueTime, Inc.

/s/ Elizabeth A. Withers

Name: Elizabeth A. Withers Title: Chief Executive Officer

Informational Addendum to Report on Form 10-Q
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Not Filed Pursuant to the Securities Exchange Act of 1934

The undersigned Chief Executive Officer and Chief Financial Officer of TrueTime, Inc. do hereby certify as follows: Solely for the purpose of meeting the apparent requirements of Section 906 of the Sarbanes-Oxley Act of 2002, and solely to the extent this certification may be applicable to this Report on Form 10-Q, the undersigned hereby certify that this Report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in this Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of TrueTime, Inc.

/s/ John E. Dutil

Name: John E. Dutil
Title: Chief Financial Officer