Form 10-Q/A
period 2002-06-30
TRUETIME INC
filed 2002-08-15
CIK 1097984

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

     The undersigned registrant is filing this amendment to file Exhibit 2.1 listed in Part II, Item 6, which exhibit was inadvertently omitted from the original filing.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned hereunto duly authorized.

TRUETIME, INC.

By:	/s/ John E. Dutil

John E. Dutil Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 15, 2002